Form 10-K405
period 1996-06-30
FIRST FINANCIAL CORP OF WESTERN MARYLAND
filed 1996-09-27
CIK 870992

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended June 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                            Commission file number 0-19837
                                               -------

                   FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND
    ----------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   Delaware                                52-1700036
- ---------------------------------------------         --------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                      Identification No.)


118 Baltimore Street, Cumberland, Maryland                 21502
- ---------------------------------------------         --------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (301) 724-3363

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $1.00 per share
                   ---------------------------------------
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days.   X
                                 -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
         -------

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the National Association of Securities Dealers Automated Quotation National Market System on September 19, 1996 was $61,074,660.

As of September 19, 1996, there were issued and outstanding 2,124,336 shares of the registrant's Common Stock.


                         DOCUMENTS INCORPORATED BY REFERENCE

Documents                                             Where Incorporated
- ---------                                             ------------------

1.  Portions of the 1996 Annual Report
    to Stockholders.                                  Parts I and II

2.  Portions of Proxy Statement for the
    1996 Annual Meeting of Stockholders.              Part III

                   FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND

                                  TABLE OF CONTENTS


                                        PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 23

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 23

                                       PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters . . . . . . . . . . . . . . . . . . . 24

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 24

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . 24

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . 24

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . . . 24

                                       PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . 25

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 25

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 13. Certain Relationships and Related Transactions. . . . . . . . . . 25

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

                                        PART I


ITEM 1.  BUSINESS

GENERAL

First Financial Corporation of Western Maryland (the Corporation) is a Delaware corporation and thrift holding company that provides a full range of retail and commercial financial products and services to customers in the Mid-Atlantic Region of the United States through its wholly owned subsidiary bank, First Federal Savings Bank of Western Maryland (the Bank), and the Bank's subsidiaries.

The Bank is a federally chartered, Federal Deposit Insurance Corporation (FDIC) insured stock savings bank which conducts its business through ten offices located throughout Western Maryland. The Bank has two subsidiaries, Mid-Atlantic Service Corporation (MASC) and Mid-Atlantic Underwriters Agency, Inc.
(MAUA). MASC owns certain premises of the Bank. MAUA provides insurance products and services to customers of the Bank. The Bank was organized in 1928 and, in 1935, adopted a federal charter and obtained federal deposit insurance.

The Bank is a financial intermediary whose principal business consists of attracting deposits from the general public and investing such deposits in real estate loans secured by liens on residential and commercial property, consumer loans, commercial business loans, investment and mortgage-backed securities and interest-earning deposits.

The Corporation and the Bank are subject to examination and comprehensive regulation by the Office of Thrift Supervision (OTS), which is the Bank's chartering authority, and the FDIC, the administrator of the Savings Association Insurance Fund (SAIF). The Bank is a member of the Federal Home Loan Bank
(FHLB) of Atlanta, which is one of the twelve regional banks comprising the FHLB System.

COMPETITION

The Corporation and its subsidiaries face substantial competition for both loans and deposits. Numerous financial institutions, several of which are similar in size and resources to the Bank, are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from commercial banks, credit unions, mortgage-banking companies and savings banks. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, sellers, real estate brokers and attorneys. The Bank's most direct competition for deposits has historically come from commercial banks, credit unions and other depository institutions. The Bank faces additional competition for deposits from securities brokers, money market and other mutual funds and insurance companies. It competes for deposits through pricing, service, its branch network and by offering a wide variety of deposit accounts. Competition may increase as a result of reduced restrictions on the interstate operations of financial institutions and recent legislation authorizing the acquisition of savings institutions by bank holding companies.

LENDING ACTIVITIES

GENERAL. The Corporation's lending activities are conducted through the Bank. The Corporation's loan origination activities within its local market area have primarily involved the origination of single-family residential loans and to a lesser extent, commercial real estate and multi-family residential mortgage loans. The Corporation has also in recent years increased its involvement in the origination of a variety of consumer loans. The loans originated locally, both fixed-rate and adjustable-rate loans, are made primarily for retention in the Corporation's own portfolio. Historically, the Corporation's operations have provided funds substantially in excess of the amounts necessary to meet loan demand existing in the Corporation's local market area. As a result, the Corporation has been active in the secondary market purchasing whole and/or participation interests in residential, multi-family and commercial real estate mortgage loans originated by other financial institutions throughout the United States. However, due to uncertainty in real estate markets in various areas of the country, the Corporation has determined that it will substantially reduce or eliminate its reliance on purchased loans. In addition, to the extent that the Corporation participates in purchased loans, it will continue to utilize the same underwriting standards that it applies to internally originated loans.

To compensate for the reduction in loan purchase activity, the Corporation has implemented a system to originate residential mortgage loans through correspondent lending networks established with mortgage banking and other financial institutions in the Mid-Atlantic region; expand commercial lending efforts in order to internally originate commercial real estate loans through brokers in the Pittsburgh, Pennsylvania, Baltimore, Maryland and Washington, DC metropolitan markets; continue efforts to originate automobile loans through local dealerships; and continue the lending of all loan types through the Bank's branch offices.

The following table sets forth the composition of the Corporation's portfolio of loans receivable in dollar amounts and in percentages at the dates indicated:


- ---------------------------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)                  1996                1995              1994              1993           1992
                                          ---------------     ---------------   ---------------   ---------------   --------------
                                          Dollar               Dollar            Dollar            Dollar            Dollar
                                          Amount       %       Amount       %    Amount       %    Amount       %    Amount      %
- ----------------------------------------------------------------------------------------------------------------------------------

Real estate loans:

 Residential - single family           $126,779    49.8%     $138,217   58.4%   $149,749  65.6%  $163,460   69.9%  $175,418   71.8%
 Residential - multi family              29,071    11.4%        6,257    2.6%      7,054   3.1%     7,354    3.1%     7,748    3.2%
 Commercial real estate                  55,104    21.6%       51,604   21.8%     41,213  18.1%    41,056   17.6%    44,452   18.2%
                                       --------    -----     --------   -----   --------  -----  --------   -----  --------   -----

                                        210,954    82.8%      196,078   82.8%    198,016  86.8%   211,870   90.6%   227,618   93.2%

Other loans:
 Automobile                              29,410    11.5%       30,471   12.9%     20,069   8.8%    10,433    4.5%     5,714    2.3%
 Other consumer                          11,177     4.4%        6,499    2.7%      4,118   1.8%     4,906    2.1%     5,724    2.3%
 Commercial business                      3,263     1.3%        3,869    1.6%      5,977   2.6%     6,634    2.8%     5,383    2.2%
                                       --------    -----      -------   -----    -------  -----    ------   -----  --------   -----

                                        254,804   100.0%      236,917  100.0%    228,180 100.0%   233,843  100.0%   244,439  100.0%
                                                  ======               ======            ======            ======            ======

Less:
 Allowance for loan losses                7,795                 8,590              4,561            3,840             3,553
 Deferred loan fees and
  net discounts                           1,360                 1,752              2,709            2,803             3,258
 Loans in process                         2,536                 3,509              1,406            3,544             4,708
                                       --------              --------           --------         --------          --------
                                       $243,113              $223,066           $219,504         $223,656          $232,920
                                       ========              ========           ========         ========          ========
- -----------------------------------------------------------------------------------------------------------------------------------


The following table sets forth the maturity of the Corporation's loan portfolio at June 30, 1996 based on contractual maturity:




- -----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)          Due in one     Due from one   Due from five  Due after
                        year or less   to five years  to ten years   ten years      Total
- -----------------------------------------------------------------------------------------------------------


Real estate loans        $10,540         $18,980        $23,090        $158,344    $210,954
Consumer loans             5,276          33,776          1,535            --        40,587
Commercial business loans    175           3,088           --              --         3,263
                         -------         -------        -------        --------    --------
                         $15,991         $55,844        $24,625        $158,344    $254,804
                         =======         =======        =======        ========    ========

- -----------------------------------------------------------------------------------------------------------




The following table sets forth the dollar amount of fixed and variable rate loans due after one year:





- -------------------------------------------------------------------------------------------
 (IN THOUSANDS)                                       Fixed      Adjustable
                                                      rates        rates
- -------------------------------------------------------------------------------------------


Real estate loans                                     $34,358    $166,056
Consumer loans                                         32,851       2,460
Commercial business loans                                 140       2,948
                                                      -------    ---------
                                                      $67,349    $171,464
                                                      =======    ========

- -------------------------------------------------------------------------------------------


ORIGINATION, PURCHASE AND SALE OF LOANS. The Corporation originates loans secured by residential and commercial real estate as well as consumer and commercial business loans in its primary lending area, which includes the three county area of Western Maryland as well as surrounding counties in West Virginia and Pennsylvania, through Bank officers who evaluate applications received at all of the Bank's locations. Such applications are primarily received through referrals by real estate agents, attorneys, builders and local automobile dealers, as well as through customer walk-ins. The Corporation also originates loans secured by residential real estate outside of its primary market area through a network of correspondent lenders who offer the Bank's loan products to a variety of customers throughout the Mid-Atlantic region. Loans originated through correspondents help to add geographic diversity to the residential portfolios and are underwritten according to the same strict guidelines as loans originated at Bank locations in the primary market area. All loans are centrally serviced and underwritten.

In the past, funds generated by the Corporation's operations have exceeded the amount of loan demand experienced in the Bank's primary market area. As a result, the Corporation purchased whole and participation interests in residential, multi-family and commercial real estate mortgage loans originated by other financial institutions secured by properties throughout the United States. Going forward, the Corporation intends to expand its primary market area and correspondent lending network in order to increase the amount of loans originated and simultaneously reduce the amount of loans purchased. At June 30, 1996, the Corporation's loan portfolio contained $74.1 million of residential and commercial real estate mortgage which were purchased from third parties.

Historically, the Corporation's asset and liability management strategy emphasized the origination and purchase of adjustable rate residential and commercial mortgage loans. More recently, the Corporation has initiated policies intended to increase the percentage of fixed rate mortgage and consumer loans held in the loan portfolio. At June 30, 1996, the Corporation's total gross first mortgage loans outstanding amounted to $211.0 million , of which $174.8 million had adjustable rates and $36.2 million were fixed-rate.

During fiscal 1996, 1995 and 1994, the Corporation sold residential mortgage loans totaling $16.6 million, $5.0 million and $5.6 million, respectively. Virtually all of the Corporation's single-family residential loans are originated under terms and conditions which permit their sale in the secondary market. The Corporation retains the servicing on all such loans which do not meet minimum return on investment goals and are sold in the secondary markets.

The following table sets forth the Corporation's loan originations, purchases, sales, principal repayments, other changes and transfers to real estate acquired through foreclosure (REO) for the periods indicated:




- ----------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                                               1996           1995           1994

- ----------------------------------------------------------------------------------------------------------------------------


Loan originations and purchases:
 Residential mortgages                                      $ 24,767         $ 28,507        $ 68,212
 Commercial real estate mortgages                             45,092            4,342           2,618
 Construction                                                  3,512            4,210           3,506
 Consumer                                                     22,454           22,534          18,733
 Commercial business                                           2,621            4,511           3,633
                                                            --------         --------        ---------
                                                              98,446           64,104          96,702
Repayments on loans                                          (62,064)         (48,895)        (94,964)
Loans sold                                                   (16,642)          (5,031)         (5,614)
Transfers to real estate acquired through foreclosure         (1,078)            (431)           (535)
Other changes                                                   (775)          (1,010)         (1,252)
                                                            --------         --------        --------
                                                            $ 17,887         $  8,737        $ (5,663)
                                                            ========         ========        =========

- ----------------------------------------------------------------------------------------------------------------------------


Under federal law, loans-to-one-borrower may not exceed 15% of unimpaired capital and surplus. As of June 30, 1996, the Bank was permitted to lend approximately $6.3 million to one borrower under this standard. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. Higher limits may be available in certain circumstances. As of June 30, 1996, the Bank had no outstanding loans and commitments to one individual borrower which exceeded the Bank's lending limit to one borrower at the time made or committed.

LOAN UNDERWRITING POLICIES. The Corporation's lending activities are subject to written non-discriminatory underwriting standards and loan origination procedures prescribed by the Board of Directors and management. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Property valuations are performed by independent outside appraisers approved by the Board of Directors. Loans must be approved by the Bank's loan committees and, depending on the amount of the loan, the Board of Directors.

Secured and unsecured consumer loans may be approved by certain employees who have lending authority in amounts ranging from $2,500 to $20,000. The Bank's internal loan committee includes eight employees. Certain members of this committee have the authority to approve commercial real estate, residential and consumer loans up to $100,000 jointly with their respective department heads. All loans in excess of $250,000 require the approval of the Directors' loan committee which is comprised of seven members; the Chairman of the Board, President and Chief Executive Officer and six outside Directors.

It is the Corporation's policy to have a mortgage creating a valid lien on real estate and to obtain an attorney's title opinion letter or, with respect to all originated and purchased loans, a title insurance policy, which ensures that the property is free of prior encumbrances. Borrowers must also obtain hazard insurance polices prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, flood insurance policies. Many borrowers are also required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which disbursements for items such as real estate taxes and insurance are made.

The Corporation is permitted to lend up to 100% of the appraised value of the real property securing a mortgage loan. However, if the amount of a residential loan (including a construction loan originated in connection with the making of a permanent loan) originated or refinanced exceeds 90% of the appraised value, private mortgage insurance must be obtained on that loan as required by federal regulations. The Corporation will originate a 95% loan on the appraised value or selling price, whichever is lower, provided private mortgage insurance is obtained on the principal amount of the loan over 80% of the appraised value or selling price, whichever is less. The Corporation will typically require the maintenance of private mortgage insurance until the loan-to-value ratio reaches 70% of the original appraisal. The loan-to-value ratio on second mortgage loans cannot exceed 80% including the amount of the first mortgage on the loan. With respect to construction loans for owner-occupied properties originated in connection with the providing of the permanent financing, the Corporation will lend up to 90% of the appraised value of the property on an as-completed basis. The Corporation generally limits the loan-to-value ratio on multi-family and commercial real estate mortgage loans, including construction loans with respect to such properties, to 75%.

RESIDENTIAL MORTGAGE AND CONSTRUCTION LENDING. The Corporation offers single-family residential mortgage loans with fixed and adjustable rates of interest. At June 30, 1996, $126.8 million or 49.8% of the total loan portfolio consisted of single-family residential mortgage loans. Of this amount, approximately $28.4 million or 11.1% consisted of loans with fixed rates of interest and $98.4 million or 38.6% consisted of loans with adjustable rates of interest. During fiscal 1996 and 1995, the Corporation purchased $666,000 and $7.3 million, respectively, of single-family mortgage loans or interests therein, which constituted 2.4% and 22.3%, respectively, of total single-family loan originations and purchases during the periods.

Fixed rate residential loans are generally originated by the Corporation with 15 to 30 year terms. Substantially all of the Corporation's long-term, fixed rate residential mortgage loans originated include "due-on-sale" clauses, which are provisions giving the Corporation the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage when the loan is not repaid. The Corporation enforces due-on-sale clauses.

In addition to standard fixed rate mortgage loans, the Corporation offers adjustable-rate mortgage loans (ARMs) with 15 to 30 year terms, on which the interest rate adjusts based upon changes in various indices which generally reflect market rates of interest. One-year ARMs presently originated by the Corporation have an interest rate which adjusts annually according to changes in an index that is based upon the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year, as made available by the Federal Reserve Board, plus a margin. The amount of any increase or decrease in the interest rate is limited to 2% per year, with a limit of 6% over the life of the loan. The Corporation also offers three, five, seven and ten-year ARM loan products with margins and caps similar to the one-year ARM product whose interest rates are fixed for the first three, five, seven or ten years after the origination date and then reprice annually based upon an appropriate index. The ARMs offered by the Corporation, as well as many other thrift institutions, provide for initial rates of interest below the rates which would prevail were the index used for repricing applied initially. ARMs involve certain risks because as interest rates increase, the underlying payments required of the borrower increase, thus increasing the potential for default.
At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. However, these risks have not had an adverse effect on the Corporation to date.

The Corporation also grants loans to borrowers for the construction of owner-occupied, single family dwellings in the Corporation's primary market area. At June 30, 1996 the Bank had $2.5 million outstanding in residential construction loans. Generally, the loan-to-value ratio for construction loans does not exceed 75%, provided that with respect to construction/permanent loans for single-family properties, the Corporation will lend up to 90% with private mortgage insurance. The interest rate on the permanent portion of the financing is set upon conversion to the permanent loan, based upon terms agreed to in the loan commitment, including the index to be used, the interest-rate margin and the frequency of the adjustment. The Corporation has also on occasion financed the construction of certain commercial real estate construction projects and may do so in the future; however, at June 30, 1996 and 1995 the Corporation had no commercial construction loans outstanding.

COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL MORTGAGE LENDING. The Corporation originates and purchases commercial real estate and multi-family residential mortgage loans and has in its portfolio both whole loans and participation interests. At June 30, 1996, the Corporation had $84.2 million, or 33.0% of the Bank's total loan portfolio, invested in mortgages secured by commercial real estate and multi-family residential properties.

Commercial real estate and multi-family mortgage loans are generally priced at prevailing market interest rates at the time of origination. Loans originated and those purchased in the secondary market are typically adjustable-rate loans. The commercial real estate loans in the Corporation's portfolio are generally secured by apartment buildings, hotels, office buildings, small retail shopping centers, health care facilities and other income-producing properties. The substantial majority of the Corporation's commercial real estate and multi-family mortgage loan portfolio consists of participation interests in loans purchased primarily from a select number of financial institutions. At June 30, 1996, $35.2 million of the Corporation's $84.2 million commercial real estate and multi-family mortgage loans represents loans purchased in secondary markets.

The Corporation generally will not originate or purchase a commercial real estate or multi-family mortgage loan with a loan balance of greater than 75% of the appraised value of the property. In addition, the Corporation will generally not originate or purchase an interest in a commercial real estate loan unless the lead lender maintains at least a 25% interest. The Corporation generally will limit its maximum origination or purchase under any one loan to approximately $6.3 million. The Corporation requires a positive cash flow at least sufficient to cover the debt service on all commercial real estate loans including loans purchased.

At June 30, 1996, the Corporation did not have any loans classified as an investment in acquisition, development and construction loans as defined by the OTS.

Commercial real estate and multi-family residential mortgage lending entails significant additional risks as compared with single-family residential mortgage lending. These loans typically involve large loan balances concentrated in single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

CONSUMER LENDING, HOME EQUITY AND SECOND MORTGAGE LENDING. Under federal law, the Corporation may make secured and unsecured consumer loans in an aggregate amount up to 35% of the institution's total assets. The 35% limitation does not include home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), home improvement loans, or loans secured by deposit accounts. The Corporation offers consumer loans in order to provide a broader range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help the Corporation maintain a profitable spread between its average loan yield and its cost of funds. The Corporation has increased its emphasis on the origination of consumer loans within its primary market area during 1996 and 1995. The increase in consumer lending was accomplished through marketing techniques, including the targeting of specific customer profiles as well as the development of business relationships with various entities, primarily new and used car dealerships, which had not previously been targeted by the Corporation. The Corporation has adopted underwriting standards for such lending designed to maintain asset quality. The Corporation offers a variety of consumer loans, including loans secured by deposit accounts, student education loans, automobile loans, home equity loans and personal unsecured loans. On all consumer loans originated, the Corporation's underwriting standards include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet existing obligations and payment on the proposed loan. At June 30, 1996, the Corporation's consumer loan portfolio totaled $40.6 million or 15.9% of its total loan portfolio. Substantially all such loans have fixed interest rates.

The Corporation's automobile loans consist of loans originated directly as well as on an indirect basis through the purchase of contracts from local automobile dealers. The automobile loans are primarily secured by liens on new and used vehicles and are written as installment contracts for terms generally ranging from three to five years. All such loans have fixed interest rates. Automobile loans totaled $29.4 million or 11.5% of the Corporation's total loan portfolio at June 30, 1996.

Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. The Corporation believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important in its efforts to maintain diversity as well as to shorten the average maturity of its loan portfolio.

The Corporation originates home equity and second mortgage loans for its portfolio. Such loans are typically made to customers who have existing loans with the Corporation. At June 30, 1996, home equity and second mortgage loans amounted to $9.2 million or 3.6% of the total loan portfolio.

COMMERCIAL BUSINESS LENDING. Commercial business loans and lines of credit of both a secured and unsecured nature are made by the Corporation for business purposes to incorporated and unincorporated businesses. Typically, these loans are made for the purchase of equipment, to finance accounts receivable and to finance inventory, as well as other business purposes. At June 30, 1996, commercial business loans amounted to $3.3 million or 1.3% of the Corporation's total loan portfolio.

LOAN SERVICING. The Corporation services all the loans it has originated. In addition, fees are received for servicing loans which were originated by the Corporation and sold to third-party investors. At June 30, 1996, loans serviced for others amounted to $53.0 million. Loans purchased are generally serviced by the financial institution which originated the loans. Those financial institutions collect a fee for servicing the loans.

LOAN ORIGINATION FEES AND OTHER FEES. The Corporation receives income in the form of loan origination and other fees on both loans originated and on loans purchased in the secondary market. Such loan origination fees and certain related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loan as an adjustment of the yield on the loan.

DELINQUENCIES AND CLASSIFIED ASSETS

DELINQUENT LOANS AND REO. A loan is considered delinquent and a late charge is assessed when the borrower has not made a payment within seventeen days from the payment due date. When a borrower fails to make a required payment on a loan, the Corporation attempts to cure the deficiency by contacting the borrower. The initial contact with the borrower is made shortly after the seventeenth day following the due date for which a payment was not received. In most cases, delinquencies are cured promptly.

If the delinquency exceeds 60 days, the Corporation works with the borrower to set up a satisfactory repayment schedule. Loans are considered non-accruing upon reaching 90 days delinquency, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans. When a loan is placed in non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Corporation institutes foreclosure action on secured loans only if all other remedies have been exhausted. If an action to foreclose is instituted and the loan is not reinstated or paid in full, the property is sold at a judicial or trustee's sale at which the Corporation may be the buyer.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate. The Corporation generally attempts to sell its REO properties as soon as practical upon receipt of clear title. The original lender typically handles disposition of those REO properties resulting from loans purchased in the secondary market.

At June 30, 1996, the Corporation's non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructuring and REO, amounted to $6.4 million.

CLASSIFIED ASSETS. Regulations applicable to insured institutions require the classification of problem assets as "substandard," "doubtful," or "loss" depending upon the existence of certain characteristics as discussed below. A category designated "special mention" must also be maintained for assets currently not requiring the above classifications but having potential weakness or risk characteristics that could result in future problems. An asset is classified as substandard if not adequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. A substandard asset is characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified as substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as loss are considered uncollectible and of such little value that their continuance as assets is not warranted.

The Corporation's classification of assets policy requires the establishment of valuation allowances for loan losses in an amount deemed prudent by management. Valuation allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities. When the Corporation classifies a problem asset as a loss, the asset is charged off within a reasonable period of time.

The Corporation regularly reviews the problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Corporation's policy and applicable regulations. At June

30, 1996, the Corporation's classified and criticized assets amounted to $17.6 million with $5.8 million classified as substandard, $2.1 million classified as doubtful, $747,000 classified as loss and $9.0 million identified as special mention.

The following table sets forth information regarding the Corporation's non-performing assets at the dates indicated:




- ------------------------------------------------------------------------------------------------------------------

(DOLLAR AMOUNTS IN THOUSANDS)                            1996       1995       1994       1993       1992

- ------------------------------------------------------------------------------------------------------------------


Non-accruing loans delinquent more than 90 days:

 Real estate loans                                     $3,333       $2,756     $1,580      $3,873     $1,942
 Consumer and commercial business                          13           20        362         159         89
                                                       ------       ------     ------      ------     ------
                                                        3,346        2,776      1,942       4,032      2,031
                                                       ------       ------     ------      ------     ------
 Total as a percentage of total assets                  1.04%        0.84%      0.56%       1.17%      0.59%
                                                       ------       ------     ------      ------     ------

Loans delinquent due to maturity:
 Real estate loans                                      2,007        3,849        --          --         --
                                                       ------       ------     ------      ------     ------
 Total as a percentage of total assets                  0.62%        1.17%        --          --         --
                                                       ------       ------     ------      ------     ------

Troubled debt restructuring                               412          419      2,975       3,356      3,264
                                                       ------       ------     ------      ------     ------
 Total as a percentage of total assets                  0.13%        0.13%      0.86%       0.98%      0.95%
                                                       ------       ------     ------      ------     ------

REO                                                       655          604      1,783       4,211      4,645
                                                       ------       ------     ------      ------     ------
 Total as a percentage of total assets                  0.20%        0.18%      0.52%       1.23%      1.36%
                                                       ------       ------     ------      ------     ------

Total non-performing assets                            $6,420       $7,648     $6,700     $11,599     $9,940
                                                       ======       ======     ======     =======     ======

Total non-performing assets
 as a percentage of total assets                        1.99%        2.32%      1.94%       3.38%      2.90%
                                                       ======       ======     ======     =======     ======

- ------------------------------------------------------------------------------------------------------------------


The contractual amount of interest that would have been recorded on non-accrual loans under their original terms during the year ended June 30, 1996 was approximately $650,000. The amount of income actually recorded on such loans was approximately $67,000 for the year ended June 30, 1996.

ALLOWANCE FOR LOAN LOSSES. Management establishes reserves for estimated losses on loans based upon its evaluation of the pertinent factors underlying the types and quality of loans; historical loss experience based on volume and types of loans; trend in portfolio volume and composition; level and trend on non-performing assets; detailed analysis of individual loans for which full collectibility may not be assured; determination of the existence and realizable value of the collateral and guarantees securing such loans; and the current economic conditions affecting the collectibility of loans in the portfolio. Loans are written off against the allowance for possible loan losses when a property is disposed of and a loss is actually incurred.

The Corporation analyzes its loan portfolio and REO properties each month to determine the adequacy of its allowance for losses. The allowances for loan and REO losses are increased by provisions which are charged against income. Management believes that the Corporation's allowance for losses at June 30, 1996 of $7.8 million is adequate to cover potential future losses on the portfolio.

The following table sets forth an analysis of the allowance for losses on loans receivable for the periods indicated:







- -------------------------------------------------------------------------------------------------------------------

(DOLLAR AMOUNTS IN THOUSANDS)      1996      1995       1994      1993      1992

- -------------------------------------------------------------------------------------------------------------------


Balance at beginning of period     $8,590    $4,561    $3,841    $3,553    $4,050
Provision:
 Real estate loans and
  commercial business loans           480     5,435       300       320       292
 Consumer loans                       120       550       480        30        25
                                   ------    ------    ------    ------    ------
                                      600     5,985       780       350       317
                                   ------    ------    ------    ------    ------

Charge-offs:
 Real estate loans and
  commercial business loans         1,529     1,950         7        39     1,118
 Consumer loans                        42        65        63        28        15
                                   ------    ------    ------    ------    ------
                                    1,571     2,015        70        67     1,133
                                   ------    ------    ------    ------    ------

Recoveries:
 Real estate loans and
  commercial business loans           160        36       --        --        319
 Consumer loans                        16        23        10         5       --
                                   ------   -------    ------    ------    ------
                                      176        59        10         5       319
                                   ------   -------    ------    ------    ------

Balance at end of period           $7,795    $8,590     $4,561    $3,841    $3,553
                                   ======    ======     ======    ======    ======

Ratio of net charge-offs
 to average loans outstanding       0.57%     0.84%     0.03%     0.03%     0.32%
                                   ======   =======    ======    ======    ======

Balance at end of period
 applicable to:

 Real estate loans and
  commercial business loans        $6,574   $7,463     $3,942    $3,649    $3,368
 Consumer loans                     1,221    1,127        619       192       185
                                   ------   -------    ------    ------    ------
Balance at end of period           $7,795   $8,590     $4,561    $3,841    $3,553
                                   ======   ======     ======    ======    ======

- -------------------------------------------------------------------------------------------------------------------


The Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," effective July 1, 1995. Under SFAS No. 114, the allowance for loan losses related to "impaired loans" is based on discounted cash flows using the impaired loan's initial effective interest rate at the discount rate, or the fair value of the collateral for collateral dependent loans. A loan is impaired when it meets the criteria to be placed on non-accrual, is delinquent due to maturity, is a renegotiated loan or management determines that a deficiency exists in the collateral value of a collateral dependent loan. Loans which are evaluated for impairment pursuant to SFAS No. 114 are assessed on a loan-by-loan basis, and include only those loans that meet the definition of impairment. Large groups of smaller balance homogeneous loans, such as credit cards, loans secured by first and second liens on residential properties and other consumer loans are evaluated collectively for impairment.

INTEREST-EARNING DEPOSITS

The Corporation maintains a daily investment account at the FHLB of Atlanta. The account consists generally of excess funds which are available to meet loan funding requirements, investment and mortgage-backed securities purchases and withdrawal of deposit accounts. Such funds also satisfy, in part, the OTS liquidity requirement. The account earns interest daily at a rate which approximates the rate on federal funds. Such funds are withdrawable upon demand and are not federally insured. Interest bearing deposits totaled $5.6 million, $3.1 million and $24.9 million at June 30, 1996, 1995 and 1994, respectively.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

The following table summarizes the Corporation's investment and mortgage-backed securities at June 30:




- -------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                                               Gross          Gross
                                             Amortized     unrealized     unrealized     Fair
                                                cost          gains         losses      value

- --------------------------------------------------------------------------------------------------------------------------------


AVAILABLE FOR SALE:
  1996:
    Equity security                               $  50        $  25         $ --        $  75
                                             ----------       ------       ------    ---------
                                                  $  50        $  25         $ --        $  75
                                             ==========       ======       ======    =========
  1995:
    U.S. government and agency securities     $  11,240       $  159        $  73    $  11,326
                                             ----------       ------       ------    ---------
                                              $  11,240       $  159        $  73    $  11,326
                                             ==========       ======        =====    =========

HELD TO MATURITY:
  1996:
    U.S. government and agency securities     $  51,476       $  204       $  306    $  51,374
                                              ---------       ------       ------    ---------
                                              $  51,476       $  204       $  306    $  51,374
                                              =========       ======       ======    =========
  1995:
    U.S. government and agency securities     $  69,787       $  483       $  518    $  69,752
    State and municipal securities                   50            1           --        $  51
                                              ---------       ------       ------    ---------
                                              $  69,837       $  484       $  518    $  69,803
                                              =========       ======       ======    =========

- --------------------------------------------------------------------------------------------------------------------------------



The following table shows the maturities and the respective yields of the Corporation's investment and mortgage-backed securities portfolio at June 30, 1996.



- -------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                            Available for sale                             Held to maturity
                               -----------------------------------------     --------------------------------------
                               Amoritzed           Fair                      Amortized        Fair
                                  cost            value          Yield         cost           value           Yield

- -------------------------------------------------------------------------------------------------------------------------------


Due in one year or less            $  50          $  75           3.00%      $  2,001       $  2,002           5.97%
Due from one year to five years       --             --            --           6,330          6,315           6.89%
Due from five to ten years            --             --            --           1,958          1,955           6.41%
Due after ten years                   --             --            --          41,187         41,102           7.01%
                                   -----          -----                     ---------      ---------
                                   $  50          $  75                     $  51,476      $  51,374
                                  ======          =====                     =========      =========

- -------------------------------------------------------------------------------------------------------------------------------


As a member of the FHLB system, the Bank is required to meet certain minimum levels of liquid assets which are subject to change from time to time. The Corporation's liquidity fluctuates with deposit flows, funding requirements for loans and other assets and the relative returns between liquid investments and various loan products.

The Board of Directors has established an investment policy, which provides for priorities for the Corporation's investments with respect to the safety of the principal amount, liquidity, generation of income and capital appreciation. The policy permits investment in various types of liquid assets including, among others, U.S. Treasury and federal agency securities, municipal obligations, investment grade corporate bonds, and federal funds.

SOURCES OF FUNDS

The Corporation's primary sources of funds for its lending and investment activities are deposits, principal and interest payments on loans and mortgage-backed securities and interest on securities and interest-bearing deposits. Additionally, the Corporation occasionally uses advances from the FHLB of Atlanta.

DEPOSITS. The Corporation offers a wide variety of deposit accounts with a range of interest rates and terms. The primary types of deposit accounts are regular savings, checking and money market accounts and certificate accounts. The primary source of these deposits is the market area in which the Bank's offices are located. The Corporation does not use brokers to obtain deposits but relies instead on customer service, advertising and existing relationships with customers to attract and retain deposits. Deposit flows are significantly influenced by the general state of the economy, general market interest rates and the effects of competition.

The Corporation typically pays competitive interest rates within its market area but does not seek to match the highest rates paid by competing institutions in its primary market area. Due to the low levels of interest rates during the past several years, many depositors have elected to maintain short-term deposits. This shift in depositors preference has caused a decrease in the Corporation's long-term certificates. The net decrease in deposits before interest was credited during the last three fiscal years was not attributable to any specific management strategy seeking to limit deposits, although management has determined not to pay interest rates higher than those generally prevailing in its primary market area solely to prevent the decrease in deposits it has experienced.

The following table sets forth deposits by type as of June 30:




- ---------------------------------------------------------------------------------------------------------------------------------
(DOLLAR AMOUNTS IN THOUSANDS)             1996                              1995                                 1994
                              -----------------------------      ---------------------------        ----------------------------
                              Rate                       %       Rate                      %        Rate                      %

- ---------------------------------------------------------------------------------------------------------------------------------


Time deposits                 5.29%   $ 167,088       60.8%      5.31%   $ 173,326       61.2%      4.71%    $179,314       59.6%
Passbook and other            2.50%      50,597       18.4%      2.50%      55,281       19.5%      2.53%      63,625       21.1%
Checking and money market     2.37%      57,071       20.8%      2.28%      54,753       19.3%      2.06%      58,269       19.3%
                                      ---------       -----              ---------       -----               --------       -----
                                      $ 274,756      100.0%              $ 283,360      100.0%              $ 301,208      100.0%
                                      =========      ======              =========      ======              =========      ======

- ---------------------------------------------------------------------------------------------------------------------------------


The following table sets forth, by various rate categories, the amount of time deposits outstanding as of June 30, 1996 which mature in the periods presented:




- -----------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)    Less than       6-12                                               More than
Rate               6 months     months  1-2 years  2-3 years  3-4 years  4-5 years    5 years      Total

- -----------------------------------------------------------------------------------------------------------------------------



  0.00-2.99%      $       8  $      --  $      --  $      --  $      --  $      --   $     48 $       56
  3.00-3.99             716         --         --          2         --         --         --        718
  4.00-4.99          22,118     18,535      8,338      5,323      3,909        890        358     59,471
  5.00-5.99              63     23,038     19,290     12,011     18,307      7,137      1,749     81,595
  6.00-6.99              --         --        754      1,517      8,859      6,080      2,944     20,154
  7.00-7.99              --         --          5          7        325      1,621      2,186      4,144
  8.00-8.99              --         --         --         --         --         --        950        950
                  ---------  ---------  ---------  ---------  ---------  ---------   -------- ----------
                  $  22,905  $  41,573  $  28,387  $  18,860  $  31,400  $  15,728   $  8,235 $  167,088
                  =========  =========  =========  =========  =========  =========   ======== ==========

- -----------------------------------------------------------------------------------------------------------------------------


The following table sets forth, by various rate categories, the amount of certificate of deposit accounts outstanding as of June 30:

- ----------------------------------------------------------------------------


(IN THOUSANDS)
    Rate           1996           1995           1994

- -----------------------------------------------------------------------------

0.00-3.99%    $      774    $     4,318     $   69,896
4.00-4.99         59,471         65,528         48,411
5.00-5.99         81,595         66,486         30,047
6.00-6.99         20,154         25,581         13,585
7.00-7.99          4,144          9,432         12,193
8.00-8.99            950          1,981          5,080
9.00-12.99            --             --            102
              ----------     ----------     ----------
              $  167,088     $  173,326     $  179,314
              ==========     ==========     ==========

- -----------------------------------------------------------------------------

At June 30, 1996, the Corporation had certificates of deposit in amounts of $100,000 or more maturing as follows:

- ----------------------------------------------------------------------------
(IN THOUSANDS)                                                  Amount
- ----------------------------------------------------------------------------

Three months or less                                         $      --
More than three through six months                              12,421
More than six through twelve months                              5,898
More than twelve months                                          5,203
                                                             ---------
                                                             $  23,522
                                                             =========

- ----------------------------------------------------------------------------

BORROWINGS. While deposits are the primary source of funds for the Corporation's lending and investment activities and general business purposes, the Corporation may use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements, if necessary. Advances from the FHLB are secured by the Bank's stock in the FHLB and a portion of its first mortgage loans. The FHLB has a variety of different advance programs, each with different interest rates, provisions, maximum sizes and maturities. As of June 30, 1996, the Bank had no outstanding FHLB advances.

SUBSIDIARIES

The Bank is permitted by current OTS regulations to invest an amount up to 2% of its assets in stock, paid-in surplus and secured and unsecured loans in service corporations. The Bank may invest an additional 1% of its assets when the additional funds are utilized primarily for community, inner-city or community development purposes. In addition, federally chartered savings institutions under certain circumstances also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount not to exceed 50% of regulatory capital. Savings institutions meeting these requirements also may make, subject to the loans to one borrower limitations, an unlimited amount of conforming loans to service corporations meeting specified requirements in which the lender does not own or hold more than 10% of the capital stock.

At June 30, 1996, the Bank was authorized under the current regulations to have a maximum investment of $6.4 million in its service corporations, exclusive of the additional 1% of assets investment permitted for community, inner-city purposes or community development but inclusive of the ability to make conforming loans to its subsidiaries.

At June 30, 1996, the Bank had an investment of $5.9 million in its one wholly-owned subsidiary, MASC. MASC is engaged in the ownership and management of real estate, in particular the First Federal Building in Cumberland. MASC's cost of the office building and improvements was $6.8 million which is being depreciated on a straight-line basis over ten to forty years. Furniture, fixtures and equipment costs totaled $718,000 and were fully depreciated at June 30, 1996. The Bank (which leases approximately 80% of the total space available) leases its main office facilities in the First Federal Building from MASC. MASC leases apartment units and additional office space in the First Federal Building to the general public. At June 30, 1996, 97% of the total space was leased.

MASC has one wholly-owned subsidiary, MAUA, in which it had an investment of $16,000 as of June 30, 1996. MAUA is engaged in general insurance and life insurance agency activities related primarily to the extension of credit to the Bank's customers.

REGULATION

Set forth below is a brief description of those laws and regulations which, together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an understanding of the extent to which the Corporation and the Bank are regulated. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE CORPORATION

GENERAL. The Corporation, as a thrift holding company within the meaning of the Home Owners Loan Act (HOLA), is required to register with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a thrift holding company, the Bank is subject to certain restrictions in its dealings with the Corporation and affiliates thereof.

ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a thrift holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a thrift holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of thrift holding companies, if the savings institution subsidiary of such a holding company fails to meet the Qualified Thrift Lender (QTL) test, as discussed under "-- The Bank -- Qualified Thrift Lender Test," then such holding company also shall become subject to the activities restrictions applicable to multiple thrift holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-- The
Bank -- Qualified Thrift Lender Test."

If the Corporation were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Corporation would thereupon become a multiple thrift holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Corporation and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple thrift holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple thrift holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple thrift holding companies; or (vii) unless the Director of OTS by regulation prohibits or limits such activities for thrift holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple thrift holding company.

LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such
transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institutions may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1996, the Bank was in compliance with the above restrictions.

RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, thrift holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or thrift holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a thrift holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other thrift holding company.

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple thrift holding company which controls savings institutions in more than one state if (i) the multiple thrift holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act (FDIA);
or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or thrift holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Under the Bank Holding Company Act of 1956, the Federal Reserve Bank (FRB) is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund (BIF) with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

THE BANK

GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

INSURANCE OF ACCOUNTS. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

Both SAIF and BIF are statutorily required to be capitalized to a ratio of 1.25% of insured reserve deposits. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest. Legislation has authorized $8 billion for the SAIF; however, such funds only become available to the SAIF if the FDIC determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

The FDIC has established a new assessment rate schedule of 4-31 basis points for BIF members which begins on September 30, 1995. Under the schedule, approximately 91% of BIF members are now paying the lowest assessment rate of 4 basis points. With respect to SAIF member institutions, the existing assessment rate of 23-31 basis points applicable to SAIF member institutions, described below, has been retained.

Under current FDIC regulations, SAIF member institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Bank for the first semi-annual period in 1995 was
 .23% (per annum) of insured deposits.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at June 30, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not materially affect the Bank's regulatory capital.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government;
(ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more that 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component.
The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At June 30, 1996, the Bank's liquidity ratio was 6.93%.

CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of
(i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "Regulatory Capital Requirements."

Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to a specified percentage of their net income during the most recent four quarter period, depending on how close the institution is to meeting its fully phased-in capital requirements. Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or which have been otherwise notified by the OTS that it will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. At June 30, 1996, the Bank was a Tier 1 institution for purposes of this regulation.

In December 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." Because the Bank is a subsidiary of a holding company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. As asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital up to certain amounts, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) (IRS Test). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment ACT of 1977 (CRA). An unsatisfactory CRA record may be the basis for denial of a branching application.

QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in 9 out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Atlanta; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans
(limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1996, the qualified thrift investments of the Bank were approximately 71.1% of its portfolio assets.

ACCOUNTING REQUIREMENTS. Applicable OTS accounting regulations and reporting requirements apply the following standards: (i) regulatory reports will incorporate Generally Accepted Accounting Principles (GAAP) when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent that GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

The accounting principles for depository institutions are currently undergoing review to determine whether the historical cost model or market-based measure of valuation is the appropriate measure for reporting the assets of such institutions in their financial statements. Such proposal is controversial because any change in applicable accounting principles which requires the depository institutions to carry mortgage-backed securities and mortgage loans at fair market value could result in substantial losses to such institutions and increased volatility in their liquidity and operations. Currently, it cannot be predicted whether there may be any changes in the accounting principles for depository institutions in this regard beyond those imposed by SFAS No. 115 or when any such changes might become effective.

FHLB SYSTEM. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1996, the Bank had no FHLB advances. See "Business -- Sources of Funds -- Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1996, the Bank had $2.1 million in FHLB stock, which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 1996, no reserves were required to be maintained on the first $4.2 million of transaction accounts, reserves of 3% were required to be maintained against the next $54.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

FEDERAL AND STATE TAXATION

FEDERAL INCOME TAXATION. The Corporation, the Bank and its subsidiaries file a consolidated federal income tax return. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

As a thrift institution, the Bank has been permitted to deduct from its gross income each year an amount equal to the reasonable addition to its reserve for bad debts. Under current law, this deduction, referred to as the "bad debt reserve deduction," may be calculated under the "experience" method or under the "percentage of taxable income" method.

Pursuant to the percentage of taxable income method, the bad debt reserve deduction is equal to a statutory percentage of taxable income. The statutory percentage is equal to 8%, so long as 60% of the Bank's assets are "qualified assets." In addition, the amount of the annual bad debt reserve deduction may not exceed:

      (i) an amount which would cause the accumulated bad debt reserve to exceed 6% of qualifying real property loans; or

      (ii) an amount which would cause the annual addition to the accumulated bad debt reserve to exceed the amount by which 12% of savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year.

For purposes of calculating the bad debt reserve deduction under the "percentage of taxable income" method, a thrift institution is required to make certain adjustments to its taxable income, including (i) to reduce its taxable income by its allocable share of taxable loss generated by other members of the consolidated group which are thrift institutions or functionally related activities of members which are not thrift institutions and (ii) to increase its taxable income by its allocable share of income generated by thrift institution members and by functionally related activities of nonthrift institution members to the extent taxable income has been previously reduced by such income.

Pursuant to the "experience" method, the bad debt deduction is allowed for the amount necessary to increase the accumulated bad debt reserve to the balance of the reserve at December 31, 1987 or, if greater, a reserve determined on the basis of actual net charge-offs during the most recent six year period.

The Bank must establish a reserve equal to the bad debt reserve deductions which it has taken. If the Bank were to distribute cash or property to the Corporation having a total fair market value in excess of its accumulated earnings and profits, the Bank would be required to recognize as income an amount, net of the tax which would be incurred with respect to such recognition of income, equal to the lesser of: (i) the extent to which the fair market value of such distribution exceeds the earnings and profits of the Bank, or (ii) the amount of the accumulated bad debt reserve of the Bank in excess of what would have been allowed on the basis of actual experience. As of June 30, 1996, the Bank had retained income of $10.5 million with respect to which a reserve for federal income taxes has not been established.

Legislation adopted in August 1996 (i) repeals the provision of the Internal Revenue Code of 1986 (Code) which authorizes use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) requires that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period it applicable excess reserves, which for savings institution such as the Bank which is a "small bank," as defined in the Code, generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. As an institution with less than $500.0 million is assets, the Bank can elect to either use the experience method available to commercial banks of this size or it can adopt the specific charge-off method applicable to "large banks" (banks with total assets in excess of $500.0 million).

The above-referenced legislation also repeals certain provisions of the Code that only apply to thrift institutions to which Section 593 applies: (i) the denial of a portion of certain tax credits to a thrift institution; (ii) the special rules with respect to the foreclosure of property securing loans of a thrift institution; (iii) the reduction in the dividends received deduction of a thrift institution; and (iv) the ability of a thrift institution to use a net operating loss to offset its income from a residual interest in a real estate mortgage investment conduit.

The Corporation is subject to an alternative minimum tax which is imposed to the extent it exceeds the Corporation's regular income tax for the year. The alternative minimum tax is imposed at the rate of 20% of a specially computed tax base. Included in this base is a number of preference items, including the following: (i) 100% of the excess of a savings institution's bad debt deduction over the amount that would have been allowable on the basis of actual experience, and (ii) interest on certain tax-exempt bonds issued after August 7, 1986.

MARYLAND STATE TAXATION. The State of Maryland generally imposes a franchise tax computed at a rate of 7% of net earnings upon thrift institutions. For the purpose of the 7% franchise tax, net earnings are defined as the net income of the thrift institution as determined for federal corporate income tax purposes, plus (i) interest income from obligations of the United States, of any state, including Maryland, and of any county, municipal or public corporation authority, special district or political subdivision of any state, including Maryland, and (ii) any profit realized from the sale or exchange of bonds issued by the state of Maryland or any of its political subdivisions.

PERSONNEL

At June 30, 1996, the Bank had 114 full-time employees and 33 part-time employees. The employees are not represented by a collective bargaining unit, and the Bank considers its relationship with its employees to be good. Reference is made to Part III of this report for information on officers and directors and for a description of certain compensation and benefit programs offered to employees.

 ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the offices and real property of the Corporation as of June 30, 1996.

- ------------------------------------------------------------------------------

                                                   Lease           Annual
                                 Owned or        expiration      rent or net
Location                         leased             date         book value

- ------------------------------------------------------------------------------

Main Office:

 118 Baltimore Street             Owned              --            $5,271,000
 Cumberland, MD  21502

Branch Offices:

 Braddock Square                  Leased      August 31, 1998      $   23,000
 Winchester and Vocke Roads
 LaVale, MD  21502

 Tri-Towns                        Owned             --             $  158,000
 Tri-Towns Plaza
 Westernport, MD  21562

 Industrial Boulevard             Owned             --             $  265,000
 1200 Industrial Boulevard
 Cumberland, MD  21502

 Frostburg                        Owned             --             $1,241,000
 10600 New Georges Creek Road, S.W.
 Frostburg, MD  21532

 Oakland                          Owned             --             $  911,000
 305 East Oak Street
 Oakland, MD  21550

 Country Club Mall                Leased     December 31, 2001     $   22,000
 Country Club Mall
 LaVale, MD  21502

 Center City Motor Bank           Owned             --             $  260,000
 122 Union Street
 Cumberland, MD  21502

 Motor Bank at Country Club Mall  Owned             --             $  784,000
 Country Club Mall
 LaVale, MD  21502

 Hagerstown                       Owned              --            $  431,000
 32 North Potomac Street
 Hagerstown, MD  21740

- ------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is subject to a number of asserted and unasserted potential legal claims encountered in the normal course of business. In the opinion of both management and counsel, there is no present basis to conclude that the resolution of these claims will have a material adverse impact on the consolidated financial condition or results of operations of the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Corporation to its stockholders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required herein is incorporated by reference from the section captioned "Stock and Dividend Information" on pages 41 to 42 of the Corporation's 1996 Annual Report to Stockholders (Annual Report).

ITEM 6.  SELECTED FINANCIAL DATA

The information required herein is incorporated by reference from the section captioned "Selected Consolidated Financial Data" on page 1 of the Corporation's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis" on pages 4 to 17 of the Corporation's 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required herein is incorporated by reference from pages 18 to 40 of the Corporation's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required herein is incorporated by reference from the subsection captioned "Election of Directors" on pages 6 to 7 of the Corporation's Proxy Statement for the 1996 Annual Meeting of Stockholders (Proxy Statement).

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Corporation and the Bank who are not directors, including their business experience for at least the past five years.

Kenneth W. Andres, age 54, has been the Executive Vice President and Chief Lending Officer of the Corporation and the Bank since January 1995. Previously, Mr. Andres was Senior Vice President and Chief Lending Officer of Johnstown Savings Bank, Johnstown, Pennsylvania, until July 1994.

William C. Marsh, age 30, has been the Executive Vice President and Chief Financial Officer of the Corporation and the Bank since February 1995. Previously, Mr. Marsh, who is a certified public accountant, was a manager with KPMG Peat Marwick LLP, Pittsburgh, Pennsylvania, until February 1995.

R. Craig Pugh, age 46, has been the Executive Vice President and Chief of Operations of the Corporation and the Bank since January 1995. Previously Mr. Pugh was Senior Vice President -- Operations of Johnstown Savings Bank, Johnstown, Pennsylvania, until July 1994.

ITEM 11.  EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the section captioned "Executive Compensation" on pages 12 to 14 of the Corporation's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herein in incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" on pages 9 to 11 of the Corporation's Proxy Statement.

Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change of control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from the subsection captioned "Indebtedness of Management" on page 17 of the Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS FILED

The consolidated financial statements listed below are from the 1996 Annual Report and Part II -- Item 8. Page references are to said Annual Report.

CONSOLIDATED FINANCIAL STATEMENTS

First Financial Corporation of Western Maryland and Subsidiaries:

     Report of Independent Certified Public Accountants, page 18
     Consolidated Statements of Financial Condition, page 19
     Consolidated Statements of Operations, page 20
     Consolidated Statements of Stockholders' Equity, page 21
     Consolidated Statements of Cash Flows, page 22
     Notes to Consolidated Financial Statements, page 23

REPORTS ON FORM 8-K

The Corporation filed a Form 8-K dated April 17, 1996 to report consolidated net income for the quarter ended March 31, 1996 of $989,000 or $0.45 per share.

The Corporation filed a Form 8-K dated May 15, 1996 to declare a cash dividend of $0.12 per share payable on June 28, 1996 to stockholders of record on June 14, 1996 and to report management's authorization of the repurchase of up to 5%, approximately 110,000 shares, of the Corporation's outstanding common stock to be held as treasury stock.

EXHIBITS

The exhibits outlined in the following table are filed herewith or incorporated by reference to previous filings:



- -----------------------------------------------------------------------------------------------------------

Exhibit   Description                                                         Prior Filing or Page Number

- -----------------------------------------------------------------------------------------------------------


3.1      Certificate of Incorporation                                         Exhibit 3.1 to Form S-1
                                                                              File No. 33-38182

3.2      By-Laws                                                              Exhibit 3.2 to Form S-1
                                                                              File No. 33-38182

10.1     First Financial Corporation of Western Maryland Employee             Exhibit 10.1 to Form S-1
         Stock Ownership Plan (ESOP) and Trust Agreement                      File No. 33-38182

10.2     ESOP Loan and Security Agreement and Non-Recourse                    Exhibit 10.2 to Form 10-K
         Promissory Note between First Financial Corporation of Western       File No. 0-19837
         Maryland Employee Stock Ownership Trust and Loyola Federal
         Savings and Loan Associated dated as of February 10, 1992

10.3     Guaranty relating to the ESOP loan between First Financial           Exhibit 10.2 to Form 10-K
         Corporation of Western Maryland and Loyola Federal Savings           File No. 0-19837
         Savings Bank dated as of February 16, 1993

10.4     First Financial Corporation of Western Maryland Directors and        Exhibit 10.3 to Amendment
         Management Recognition Plan and Trust Agreement *                    No. 1 to Form S-1
                                                                              File No. 33-38182

10.7     First Financial Corporation of Western Maryland Stock Option         Exhibit 10.6 to Amendment
         Incentive Plan *                                                     No. 1 to Form S-1
                                                                              File No. 33-38182

10.8     First Financial Corporation of Western Maryland Nonqualified         Exhibit 10.7 to Amendment
         Stock Option Agreement  *                                            No. 1 to Form S-1
                                                                              File No. 33-38182

10.9     Agreement dated December 15, 1994 between First Financial            Exhibit 10.9 to Form 10-K
         Corporation of Western Maryland, First Federal Savings Bank of       for year ended June 30, 1995
         Western Maryland  and Patrick J. Coyne and Amendment No. 1
         dated August 16, 1995*

11       Statement RE:  Computation of Per Share Earnings                     E-1

13       Annual Report to Stockholders for fiscal 1996                        E-2

21       Subsidiaries of the Registrant                                       E-3

23       Consent of KPMG Peat Marwick LLP                                     E-4

- -----------------------------------------------------------------------------------------------------------
*  Document constitutes a management contract or compensatory plan or arrangement.
- -----------------------------------------------------------------------------------------------------------


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND

Date: September 25, 1996     By:  /s/  Patrick J. Coyne
                             ----------------------------------------
                             Patrick J. Coyne, Chairman of the Board,
                             President and Chief Executive Officer
                              (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  William C. Marsh                                  Date:
    -----------------------------------------              September 25, 1996
    William C. Marsh
    Executive Vice President and
    Chief Financial Officer

By: /s/  Patrick J. Coyne                                  Date:
    -----------------------------------------              September 25, 1996
    Patrick J. Coyne
    Chairman of the Board, President and
    Chief Executive Officer

By: /s/  William M. Thompson                               Date:
    -----------------------------------------              September 25, 1996
    William M. Thompson
    Vice Chairman of the Board of Directors

By: /s/  Gordon L. Bowie                                   Date:
    -----------------------------------------              September 25, 1996
    Gordon L. Bowie
    Director

By: /s/ Cheston H. Browning, III                           Date:
    -----------------------------------------              September 25, 1996
    Cheston H. Browning, III
    Director

By: /s/  L. Fred Dean                                      Date:
    -----------------------------------------              September 25, 1996
    L. Fred Dean
    Director

By: /s/  W. Lee Fleming                                    Date:
    -----------------------------------------              September 25, 1996
    W. Lee Fleming
    Director

By: /s/  Walter C. Growden                                 Date:
    -----------------------------------------              September 25, 1996
    Walter C. Growden
    Director

By: /s/  Morton W. Peskin, Jr.                             Date:
    -----------------------------------------              September 25, 1996
    Morton W. Peskin, Jr.
    Director

By: /s/  R. Thomas Thayer, Jr.                             Date:
    -----------------------------------------              September 25, 1996
    R. Thomas Thayer, Jr.
    Director

By: /s/  Marc E. Zanger                                    Date:
    -----------------------------------------              September 25, 1996
    Marc E. Zanger
    Director