Form 10-Q
period 1996-09-30
FIRST FINANCIAL CORP OF WESTERN MARYLAND
filed 1996-10-31
CIK 870992

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                   FORM 10-Q

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  SEPTEMBER 30, 1996      Commission File Number:  0-19837
                    ------------------                               -------


               FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND
               -----------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                            52-1700036
-------------------------------                           -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


118 BALTIMORE STREET, CUMBERLAND, MARYLAND                       21502
------------------------------------------                -------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:   (301) 724-3363
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      X        Yes          No
                                               ------------      --------

    Number of shares outstanding of common stock as of  October 29, 1996:

COMMON STOCK, $1.00 PAR VALUE                              2,128,648 SHARES
-----------------------------                              ----------------
         (Class)                                             (Outstanding)

                FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND

                                  TABLE OF CONTENTS



                            PART I -- FINANCIAL INFORMATION
                            -------------------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
         as of September 30, 1996 (Unaudited) and June 30, 1996 ...........  1

         Consolidated Statements of Operations (Unaudited) for the
         three months ended September 30, 1996 and 1995 ...................  2

         Consolidated Statements of Cash Flows (Unaudited) for the
         three months ended September 30, 1996 and 1995 ...................  3

         Notes to Consolidated Financial Statements .......................  4

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations ................ 5-9


                             PART II -- OTHER INFORMATION
                             ----------------------------

Item 3.  Legal Proceedings ................................................  9

Item 4.  Changes in Securities ............................................  9

Item 5.  Defaults Upon Senior Securities ..................................  9

Item 6.  Submission of Matters to a Vote of Security Holders ..............  9

Item 7.  Other Information ................................................  9

Item 8.  Exhibits and Reports on Form 8-K ............................... 9-10

         Signatures ....................................................... 11

                            PART I -- FINANCIAL INFORMATION
                            -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

      FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                     September 30, 1996 and June 30, 1996
                         (Dollar amounts in thousands)

                                                    September 30,     June 30,
                                                         1996           1996
                                                     (Unaudited)
                                                     -----------      --------
ASSETS:
Cash on hand and in banks                              $  2,753       $  2,953
Interest-earning deposits                                 1,064          5,623
Securities available for sale;  cost of $0 and $50           --             75
Securities held to maturity;  market value of
  $52,390 and $51,374                                    52,365         51,476
Loans receivable, net                                   270,365        243,113
Accrued interest receivable                               2,082          2,076
Federal Home Loan Bank (FHLB) stock                       2,097          2,097
Real estate acquired through foreclosure, net               679            655
Premises and equipment, net                              10,690         10,921
Prepaid expenses and other assets                         1,262            673
Deferred income taxes                                     2,148          2,332
                                                       --------       --------
                                                       $345,505       $321,994
                                                       --------       --------
                                                       --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
    Deposits                                           $280,705       $274,756
    Advance payments by borrowers for taxes
       and insurance                                      1,627          1,704
    FHLB advances                                        17,500             --
    Employee Stock Ownership Plan (ESOP) debt               483            483
    Accrued expenses and other liabilities                4,822          3,344
                                                       --------       --------
         Total liabilities                              305,137        280,287
                                                       --------       --------

STOCKHOLDERS' EQUITY:
    Serial preferred stock, $1 par value, 2,000,000
      shares authorized; none issued                         --             --
    Common stock, $1 par value, 5,000,000 shares
      authorized; issued and outstanding
      2,188,184 and 2,188,184                             2,188          2,188
    Additional paid-in capital                           11,559         11,559
    Retained earnings, substantially restricted          28,389         28,602
    Treasury stock, at cost; 63,848 and 11,445 shares    (1,344)          (233)
    Unearned ESOP shares                                   (424)          (424)
    Unrealized gain on securities available
      for sale, net                                          --             15
                                                       --------       --------
         Total stockholders' equity                      40,368         41,707
                                                       --------       --------
                                                       $345,505       $321,994
                                                       --------       --------
                                                       --------       --------

        See accompanying notes to consolidated financial statements.

       FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For three months ended September 30, 1996 and 1995
                                 (Unaudited)
                (Dollar amounts in thousands, except share data)


                                                          Three months ended
                                                             September 30,
                                                        ----------------------
                                                          1996          1995
                                                         -------       -------
INTEREST INCOME:
    Loans receivable                                     $ 6,084       $ 4,988
    Securities                                               842         1,187
    Other                                                     73           169
                                                         -------       -------
         TOTAL INTEREST INCOME                             6,999         6,344
                                                         -------       -------

INTEREST EXPENSE:
    Deposits                                               2,912         3,030
    Borrowed funds                                           109            17
                                                         -------       -------
         TOTAL INTEREST EXPENSE                            3,021         3,047
                                                         -------       -------
                                                         -------       -------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES       3,978         3,297
    Provision for loan losses                                 75           150
                                                         -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        3,903         3,147
                                                         -------       -------

OTHER OPERATING INCOME:
    Loan fees and service charges                            238           167
    Other non-interest income                                 89            38
                                                         -------       -------
         TOTAL OTHER OPERATING INCOME                        327           205
                                                         -------       -------

OTHER OPERATING EXPENSES:
    Compensation and employee benefits                     1,166         1,039
    Occupancy and equipment                                  313           287
    Federal deposit insurance                              2,051           165
    Data processing                                           99            96
    Professional fees                                        117           138
    Other                                                    398           314
                                                         -------       -------
         TOTAL OTHER OPERATING EXPENSES                    4,144         2,039
                                                         -------       -------

NET INCOME BEFORE INCOME TAXES                                86         1,313
    Provision for income taxes                                43           512
                                                         -------       -------

NET INCOME                                               $    43       $   801
                                                         -------       -------
                                                         -------       -------

NET INCOME PER SHARE                                     $  0.02       $  0.37
                                                         -------       -------
                                                         -------       -------

        See accompanying notes to consolidated financial statements.

       FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
            For the three months ended September 30, 1996 and 1995
                               (Unaudited)
                     (Dollar amounts in thousands)

                                                         Three  months ended
                                                             September 30,
                                                         ---------------------
                                                          1996           1995
                                                        --------      --------
OPERATING ACTIVITIES:
    Net income                                          $     43      $    801
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
         Loans originated for sale                          (750)       (3,515)
         Sales of loans originated for sale                  750         3,133
         Gain on sales of securities available for sale      (51)           --
         Deferred loan fees and loan discounts              (487)          (11)
         Depreciation and amortization                       188           151
         Provision for loan losses                            75           150
         Deferred income taxes                                --           409
         Other                                             1,228         1,032
                                                        --------      --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES             996         2,150
                                                        --------      --------

INVESTING ACTIVITIES:
    Loan originations and purchases                      (50,326)      (13,148)
    Sales of loans                                         2,000            --
    Repayments on loans                                   21,435        13,806
    Repayments of securities available for sale               --           408
    Sales of securities available for sale                   101            --
    Purchases of securities held to maturity              (9,993)           --
    Maturities of securities held to maturity              7,000         2,000
    Repayments of securities held to maturity              2,084         2,085
    Proceeds from sale of real estate acquired
     through foreclosure (REO)                                27           348
    Purchases of premises and equipment                      (88)         (228)
                                                        --------      --------
         NET CASH (USED IN) PROVIDED BY
           INVESTING ACTIVITIES                          (27,760)        5,271
                                                        --------      --------

FINANCING ACTIVITIES:
    Dividends paid                                          (256)         (259)
    Net increase in deposits                               5,872         3,642
    Net change in FHLB advances                           17,500        (3,000)
    Exercise of stock options                                 --           204
    Payments to acquire treasury stock                    (1,111)           --
                                                        --------      --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES        22,005           587
                                                        --------      --------

(Decrease) increase in cash equivalents                   (4,759)        8,008
Cash equivalents at beginning of period                    8,576         5,348
                                                        --------      --------
Cash equivalents at end of period                       $  3,817      $ 13,356
                                                        --------      --------
                                                        --------      --------
SUPPLEMENTAL INFORMATION:
    Interest paid                                       $  2,839      $  3,031
    Income taxes paid                                        290           353
    NON-CASH TRANSACTIONS:
         Transfers from loans receivable to REO               66            --

      See accompanying notes to consolidated financial statements.

           FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
       As of and for the three month periods ended September 30, 1996 and 1995
                                     (Unaudited)
1.  BASIS OF PRESENTATION

First Financial Corporation of Western Maryland (the Corporation) is a unitary thrift holding company. The Corporation's consolidated financial statements include the accounts of its wholly-owned capital stock federal savings bank subsidiary, First Federal Savings Bank of Western Maryland (the
Bank) and the Bank's subsidiaries. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations.

The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the presentation for fiscal 1997.

2.  NET INCOME PER SHARE OF COMMON STOCK

Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding shares include common stock equivalents, which consist of certain outstanding stock options and certain shares owned by the Corporation's Employee Stock Ownership Plan (ESOP). The average number of shares outstanding for the three month periods ended September 30, 1996 and 1995 was 2,155,488 and 2,182,236, respectively. The Corporation has not separately reported fully diluted earnings per share as it is not different than primary earnings per share.

3.  LOANS RECEIVABLE

Loans receivable consist of the following:

------------------------------------------------------------------------------
(IN THOUSANDS)                        September 30, 1996       June 30, 1996
------------------------------------------------------------------------------
Mortgage loans:
    Residential -- single family          $  143,018             $  126,779
    Residential -- multi family               30,905                 29,071
    Commercial real estate                    59,270                 55,104
                                          ----------             ----------
                                             233,193                210,954
Other loans:
    Automobile                                31,850                 29,410
    Other consumer                            14,579                 11,177
    Commercial business                        3,181                  3,263
                                          ----------             ----------
                                             282,803                254,804
Less:
    Allowance for loan losses                  7,855                  7,795
    Deferred loan fees and net discounts         873                  1,360
    Loans in process                           3,710                  2,536
                                          ----------             ----------
                                          $  270,365             $  243,113
                                          ----------             ----------
                                          ----------             ----------
------------------------------------------------------------------------------
                                      -4-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING AND REGULATORY MATTERS

The deposits of the Bank are currently insured by the Savings Association Insurance Fund (SAIF) which is administered by the Federal Deposit Insurance Corporation (FDIC). The FDIC also administers the Bank Insurance Fund (BIF) which generally provides insurance for commercial bank deposits. Both the SAIF and the BIF are required by law to attain and maintain a reserve ratio of 1.25% of insured deposits. As the result of the BIF achieving a fully funded status, the FDIC promulgated a regulation in November 1995, which reduced deposit premiums paid by BIF-insured banks in the lowest risk category from 27 basis points to zero (subject to an annual minimum of $2,000).

On September 30, 1996, legislation was enacted into law to recapitalize the SAIF through a one-time assessment on SAIF-insured deposits as of March 31, 1995. The special assessment amounted to approximately $4.5 billion or approximately $0.65 for every $100 of assessable deposits. The Bank's assessment amounted to $1.9 million ($1.2 million, net of income tax benefit). As a result of the special assessment, it is anticipated that the Bank's deposit insurance premiums will decrease from the current rate of $0.23 per $100 of deposits to approximately $0.06 per $100 of deposits beginning in January 1997.

CHANGES IN FINANCIAL CONDITION

GENERAL. The Corporation's total assets increased by $23.5 million or 7.3% to $345.5 million at September 30, 1996 from $322.0 million at June 30, 1996. This increase was primarily due to an increase of $27.3 million in loans receivable partially offset by decreases of $4.8 million in cash and interest-earning deposits. The increase in total assets reflects a corresponding increase in total liabilities of $24.9 million or 8.9% and a decrease in stockholders' equity of $1.3 million or 3.2%. The increase in total liabilities includes a $17.5 million increase in Federal Home Loan Bank
(FHLB) advances outstanding and a $5.9 million or 2.2% increase in total deposits.

CASH AND INTEREST-EARNING DEPOSITS. Cash and interest-earning deposits decreased by $4.8 million or 55.5% to $3.8 million at September 30, 1996 from $8.6 million at June 30, 1996. Cash on hand and interest-earning FHLB deposits are increased by deposits from customers into savings and checking accounts, loan and security repayments and proceeds from FHLB advances. Decreases to cash result from customer withdraws, new loan originations, security purchases and repayments of FHLB advances. The decrease in cash and interest-earning deposits during the period is primarily due to excess cash being used to partially fund the growth experienced in the Bank's loan portfolios.

SECURITIES. Investment and mortgage-backed securities increased by $814,000 or 1.6% to $52.4 million at September 30, 1996 from $51.6 million at June 30, 1996. This net increase was attributable to $10.0 million of security purchases, partially offset by $9.2 million of maturities and repayments of principal during the period.

LOANS RECEIVABLE. Net loans receivable increased by $27.3 million or 11.2% to $270.4 million at September 30, 1996 from $243.1 million at June 30, 1996. Included in this increase was an increase of $16.2 million in single-family residential mortgage loans, a $6.0 million increase in commercial real estate and multi-family residential mortgage loans, a $2.4 million increase in automobile loans and a $3.4 million increase in other consumer loans. Offsetting these increases was a decrease of $82,000 in commercial business loans.

NON-PERFORMING ASSETS. Non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructurings and real estate acquired through foreclosure (REO) decreased by $368,000 or 5.7% to $6.1 million at September 30, 1996 from $6.4 million at June 30, 1996.
The overall decrease in non-performing assets from June 30, 1996, was primarily attributable to a $1.2 million reduction in non-accrual loans, partially offset by increases of $775,000 in loans delinquent due to maturity and a $24,000 increase in REO properties.

DEPOSITS. Total deposits increased by $5.9 million or 2.2% to $280.7 million at September 30, 1996 from $274.8 million at June 30, 1996. This increase was primarily attributable to an increase of $11.1 million in time deposits, partially offset by decreases of $2.4 million in savings and passbook accounts and $2.8 million in checking and money market accounts.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased by $1.3 million or 3.2% to $40.4 million at September 30, 1996 from $41.7 million at June 30, 1996. This decrease was primarily the result of the $1.1 million acquisition of treasury shares during the quarter, $256,000 in dividends paid and $15,000 recorded to recognize the net change in unrealized gains/losses on securities available for sale (AFS). Partially offsetting these decreases was the $43,000 net income for the first three months of fiscal 1997.

RESULTS OF OPERATIONS

GENERAL. The Corporation recorded net income of $43,000 for the three months ended September 30, 1996, as compared to net income of $801,000 for the same period last fiscal year. The $758,000 decrease in net income for the three-month period ended September 30, 1996, as compared to the three months ended September 30, 1995, was primarily attributable to an increase of $2.1 million or 103.2% in other operating expenses resulting from the $1.9 million one-time SAIF insurance fund recapitalization charge. This decrease in net income was partially offset by an increase of $681,000 or 20.7% in net interest income, a $75,000 or 50.0% decrease in provision for loan losses, a $122,000 or 59.5% increase in other operating income and a $469,000 or 91.6% decrease in the provision for income taxes.

NET INTEREST INCOME. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts, or volumes, of interest-earning assets and interest-bearing liabilities. Net interest income was $4.0 million for the three months ended September 30, 1996, as compared to $3.3 million for the same period last fiscal year. This $681,000 or 20.7% increase in net interest income was attributable to an increase in interest income of $655,000 or 10.3% and a $26,000 or 0.9% decrease in interest expense.

INTEREST INCOME. Interest income was $7.0 million for the three months ended September 30, 1996, as compared to $6.3 million for the same period in the last fiscal year. The $655,000 or 10.3% increase in interest income was attributable to increases in interest income recorded on loans, partially offset by a decrease in income from securities and interest-earning deposits.

Interest income from loans receivable increased by $1.1 million or 22.0% for the three months ended September 30, 1996, as compared to the same period last fiscal year due primarily to an increase in loans outstanding during the respective periods. Average loans outstanding increased $34.8 million or 15.1% to $265.7 million for the quarter ended September 30, 1996 from $230.9 million for the same period last fiscal year.

Interest income from securities was $842,000 for the three months ended September 30, 1996, as compared to $1.2 million for the three months ended September 30, 1995. The $345,000 or 29.1% decrease was attributable to lower average balances invested, partially offset by higher yields realized during
the respective periods.   Average securities outstanding decreased $28.8
million or 36.7% to $49.7 million for the quarter ended September 30, 1996 from $78.6 million for the same period last fiscal year. This decrease in the average balance resulted primarily from the sale of approximately $28.5 million of investment securities during January 1996. In addition, the yields earned on the security portfolio increased to 6.97% at September 30, 1996 compared to 6.31% at September 30, 1995. During the quarters ended June 30, 1996 and September 30, 1996 the Bank purchased approximately $18.0 million of callable agency bonds with an average yield of 7.53%.

Other interest income, which consists primarily of income from interest-earning deposits, decreased by $96,000 or 56.8% for the three months ended September 30, 1996, as compared to the same period last fiscal year. This decreases was primarily attributable to changes in the average balance of interest-earning deposits which fluctuate according to the Bank's operational liquidity requirements.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 1996 was $26,000 or 0.9% lower than that for the corresponding three month period in the last fiscal year. This decrease was attributable to a decrease in interest paid on deposits, partially offset by an increase in interest paid on borrowed funds.

Interest expense on deposits decreased by $118,000 or 3.9% for the three months ended September 30, 1996, as compared to the same period in the last fiscal year. This decrease was attributable to both a reduction in the average balance of deposits and to a lower cost of deposits for the three months ended September 30, 1996 as compared with the same period in the last fiscal year. Average deposits outstanding decreased $6.9 million or 2.4% to $281.0 million for the quarter ended September 30, 1996 from $288.0 million for the same period in the last fiscal year. This decrease resulted as part of management's emphasis to maximize net interest income and net interest margin rather than focus only on increasing the Bank's deposit base. This strategy was effective in reducing the Bank's overall cost of deposits to 4.11% at September 30, 1996 from 4.17% at September 30, 1995.

Interest expense on borrowed funds increased by $92,000 for the three months ended September 30, 1996, as compared to the same period last fiscal year. Interest expense on borrowed funds, which includes interest paid on FHLB advances, the Corporation's ESOP debt expense and other miscellaneous interest expenses, increased during the period due to increases in the average amount of FHLB advances outstanding during the respective periods.

PROVISION FOR LOAN LOSSES. Provisions for loan losses were $75,000 for the three months ended September 30, 1996, as compared to $150,000 for the same period last fiscal year. This decrease reflects the Corporation's policy of recording provisions for loan losses in amounts necessary to bring the total allowance for loan losses to a level deemed adequate to cover potential losses in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio.

OTHER OPERATING INCOME. Other operating income was $327,000 for the three months ended September 30, 1996, as compared to $205,000 for the same period last fiscal year. This $122,000 or 59.5% increase is due to security sale gains of $51,000 and loan pre-payment fees of $50,000 recorded in the quarter ended September 30, 1996 for which there were no corresponding amounts in the prior fiscal period. The remaining variance can be attributed to slightly different levels of loan origination fees and deposit service charges recognized. Such income is recognized in proportion to the amount of loans originated and the volume of customer transactions processed. Accordingly, other operating income varies between periods due to fluctuations in the volumes of these activities.

OTHER OPERATING EXPENSES. Total other operating expenses were $4.1 million for the three months ended September 30, 1996, as compared to $2.0 million for the same period last fiscal year. This $2.1 million or 103.2% increase was primarily the result of the $1.9 million one-time SAIF recapitalization assessment. Also contributing to this increase were increases in compensation and employee benefits, occupancy and equipment costs, data processing expenses and other operating costs. Partially offsetting these increases was a decrease in professional fees.

Compensation and employee benefits increased by $127,000 or 12.2% for the three months ended September 30, 1996, to the same period last fiscal year due primarily to the current quarter impact of higher stock prices on stock appreciation rights issued to former members of management pursuant to stock based incentive plans. Also contributing to this increase were normal inflationary increases in wages and employee benefits.

Occupancy and equipment expenses increased by $26,000 or 9.1% for the three months ended September 30, 1996, as compared to the same period last fiscal year primarily due to increases in depreciation expense. This increase resulted from changes made during fiscal 1996 to the estimated remaining useful lives of certain computer equipment purchased in prior periods.

Federal deposit insurance premiums increased by $1.9 million for the three months ended September 30, 1996, as compared to the same period last fiscal year due primarily to the one-time SAIF recapitalization charge.

Data processing expenses increased by $3,000 or 3.1% for the three months ended September 30, 1996, as compared to the same period last fiscal year. This increase is primarily attributable to differences in the volume of transactions processed during the respective periods.

Professional fees decreased by $21,000 or 15.2% for the three months ended September 30, 1996, as compared to the same period last fiscal year as a result of lower levels of expenditures relating to a reduction in auditing, accounting and consulting expenses resulting from departmental reorganizations and systems conversions which reduced the Bank's utilization of outside sources for financial consulting and to a decrease in other miscellaneous professional fees.

Other expenses increased by $84,000 or 26.8% for the three months ended September 30, 1996, as compared to the same period last fiscal year due primarily to increases in advertising costs, certain non-deferrable loan origination costs relating to the increases in total loans outstanding and office supplies expenses which relate mostly to timing differences in the recognition of normal recurring expenditures. Partially offsetting these increases was a decrease in proxy and stockholder relations expenses.

INCOME TAXES. For the three months ended September 30, 1996 the Corporation recorded provisions for income taxes of $43,000 as compared to $512,000 for the same period last fiscal year. This decreases was due to lower pre-tax income recorded during the three months ended September 30, 1996 than for the corresponding period last fiscal year. These provisions for income taxes reflect the Corporation's effective tax rate, which was approximately 38.0% for both periods.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related notes of the Corporation presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger degree than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Corporation's assets and liabilities are critical to the maintenance of acceptable performance levels.

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by the Office of Thrift Supervision (OTS) to maintain minimum levels of liquidity to assure its ability to meet demands for customers withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 5.0%. The Bank's liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At September 30, 1996 the Bank's liquidity ratio was approximately 7.2%. The sources of liquidity and capital resources discussed above are believed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted totals assets, core capital equal to 3% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of the Comptroller of the Currency and the FDIC have adopted more stringent core capital requirements which require that the most highly rated banks have a minimum core capital ratio of 3%, with an additional 100 to 200 basis point cushion required for all other banks as established by the regulator on a case-by-case basis. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At September 30, 1996, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 11.05%, 11.05% and 19.56%, respectively.

                            PART II -- OTHER INFORMATION
                            ----------------------------

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Corporation and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Corporation's consolidated financial position or results of operations.

ITEM 4.  CHANGES IN SECURITIES
------------------------------

None.

ITEM 5.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 6.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 7.  OTHER INFORMATION
--------------------------

None.

ITEM 8.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a.  Exhibit 11 --  Statement re Computation of Net Income per Share of Common
    Stock.

b. Form 8-K -- The Corporation filed a Form 8-K dated August 1, 1996 to report earnings for the quarter and year ended June 30, 1996.

c. Form 8-K -- The Corporation filed a Form 8-K dated August 19, 1996 to announce the engagement of Alex. Brown & Sons as the Corporation's financial advisor in order to assist the Board of Directors in exploring and evaluating the possible sale of the Corporation.