Form 10-Q
period 1996-12-31
FIRST FINANCIAL CORP OF WESTERN MARYLAND
filed 1997-02-05
CIK 870992

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934



For Quarter Ended:  DECEMBER 31, 1996           Commission File Number:  0-19837
                    -----------------                                    -------





               FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND
               -----------------------------------------------
            (Exact name of registrant as specified in its charter)



                       DELAWARE                                                                          52-1700036
---------------------------------------------------------------                               ---------------------------------
 (State or other jurisdiction of incorporation or organization)                               (IRS Employer Identification No.)


           118 BALTIMORE STREET, CUMBERLAND, MARYLAND                                                        21502
-----------------------------------------------------------------                             ---------------------------------
         (Address of principal executive offices)                                                         (Zip Code)


Registrant's telephone number, including area code:   (301) 724-3363
                                                     ----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       X        Yes                No
 -------------       ------------


     Number of shares outstanding of common stock as of February 4, 1997:

COMMON STOCK, $1.00 PAR VALUE                          2,167,896 SHARES
-----------------------------                          ----------------
    (Class)                                              (Outstanding)

                FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND

                               TABLE OF CONTENTS



                                       PART I - FINANCIAL INFORMATION
                                       ------------------------------

Item 1.      Financial Statements

             Consolidated Statements of Financial Condition
             as of December 31, 1996 (Unaudited) and June 30, 1996  . . . . . . . . . . . . . .    1

             Consolidated Statements of Operations (Unaudited) for the
             three and six month periods ended December 31, 1996 and 1995 . . . . . . . . . . .    2

             Consolidated Statements of Cash Flows (Unaudited) for the
             six months ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . .    3

             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .  4-5

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . 5-10

                                       PART II - OTHER INFORMATION
                                       ---------------------------

Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 4.      Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 5.      Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 6.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .   10

Item 7.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 8.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   10

             Signatures.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                      December 31, 1996 and June 30, 1996
                         (Dollar amounts in thousands)

                                                                          December 31,         June 30,
                                                                              1996               1996
                                                                           (Unaudited)
                                                                           -----------      -------------
ASSETS:
------
Cash on hand and in banks                                                  $    2,903        $    2,953
Interest-earning deposits                                                       3,838             5,623
Securities available for sale; cost of $0 and $50                                   -                75
Securities held to maturity; market value of $44,628 and $51,374               44,248            51,476
Loans receivable, net                                                         291,487           243,113
Accrued interest receivable                                                     2,276             2,076
Federal Home Loan Bank (FHLB) stock                                             2,097             2,097
Real estate acquired through foreclosure, net                                     593               655
Premises and equipment, net                                                    10,531            10,921
Prepaid expenses and other assets                                                 754               673
Deferred income taxes                                                           2,122             2,332
                                                                           ----------        ----------
                                                                           $  360,849        $  321,994
                                                                           ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------
LIABILITIES:
    Deposits                                                               $  276,795        $  274,756
    Advance payments by borrowers for taxes and insurance                       1,789             1,704
    FHLB advances                                                              36,500                 -
    Employee Stock Ownership Plan (ESOP) debt                                     483               483
    Accrued expenses and other liabilities                                      3,140             3,344
                                                                           ----------        ----------
     Total liabilities                                                        318,707           280,287
                                                                           ----------        ----------


STOCKHOLDERS' EQUITY:
    Serial preferred stock, $1 par value, 2,000,000 shares
     authorized; none issued                                                        -                 -
    Common stock, $1 par value, 5,000,000 shares authorized;
     issued and outstanding 2,251,744 and 2,188,184                             2,252             2,188
    Additional paid-in capital                                                 12,968            11,559
    Retained earnings, substantially restricted                                29,319            28,602
    Treasury stock, at cost; 83,848 and 11,445 shares                          (1,973)             (233)
    Unearned ESOP shares                                                         (424)             (424)
    Unrealized gain on securities available for sale, net                           0                15
                                                                           ----------        ----------
     Total stockholders' equity                                                42,142            41,707
                                                                           ----------        ----------

                                                                           $  360,849        $  321,994
                                                                           ==========        ==========

See accompanying notes to consolidated financial statements.

        FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                     Consolidated Statements of Operations
        For three and six month periods ended December 31, 1996 and 1995
                                  (Unaudited)
              (Dollar amounts in thousands, except per share data)



                                                              Three months ended             Six months ended
                                                                 December 31,                   December 31,
                                                          ------------------------      -------------------------
                                                              1996          1995            1996           1995
                                                          -----------    ---------      ----------     ----------
INTEREST INCOME:
 Loans receivable                                         $  6,281       $  5,347       $  12,366      $  10,335
 Securities                                                    867          1,127           1,709          2,314
 Other                                                          67            103             140            272
                                                          -----------    ---------      ----------     ----------
  TOTAL INTEREST INCOME                                      7,215          6,577          14,215         12,921
                                                          -----------    ---------      ----------     ----------

INTEREST EXPENSE:
 Deposits                                                    2,995          3,097           5,907          6,126
 Borrowed funds                                                385             27             494             44
                                                          -----------    ---------      ----------     ----------
  TOTAL INTEREST EXPENSE                                     3,380          3,124           6,401          6,170
                                                          -----------    ---------      ----------     ----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES         3,835          3,453           7,814          6,751
 Provision for loan losses                                       -            150              75            300
                                                          -----------    ---------      ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          3,835          3,303           7,739          6,451
                                                          -----------    ---------      ----------     ----------
OTHER OPERATING INCOME:
 Loan fees and service charges                                 202            204             440            371
 Other non-interest income                                      83             31             172             69
                                                          -----------    ---------      ----------     ----------
  TOTAL OTHER OPERATING INCOME                                 285            235             612            440
                                                          -----------    ---------      ----------     ----------

OTHER OPERATING EXPENSES:
 Compensation and employee benefits                          1,168          1,102           2,334          2,142
 Occupancy and equipment                                       315            344             628            631
 Federal deposit insurance                                      34            162           2,085            326
 Data processing                                                98             98             197            194
 Professional fees                                             111             72             228            210
 Other                                                         477            474             875            788
                                                          -----------    ---------      ----------     ----------
  TOTAL OTHER OPERATING EXPENSES                             2,203          2,252           6,347          4,291
                                                          -----------    ---------      ----------     ----------

NET INCOME BEFORE INCOME TAXES                               1,917          1,286           2,004          2,600
 Provision for income taxes                                    732            475             775            987
                                                          -----------    ---------      ----------     ----------

NET INCOME                                                $  1,185       $    811       $   1,229      $   1,613
                                                          -----------    ---------      ----------     ----------
NET INCOME PER SHARE                                      $   0.55       $   0.37       $    0.57      $    0.74
                                                          ===========    =========      ==========     ==========


See accompanying notes to consolidated financial statements.

        FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
           For the six month period ended December 31, 1996 and 1995
                                  (Unaudited)
                         (Dollar amounts in thousands)

                                                                                        Six months ended
                                                                                           December 31,
                                                                                  -----------------------------
                                                                                     1996               1995
                                                                                  ----------        -----------
OPERATING ACTIVITIES:
NET INCOME                                                                       $   1,229          $   1,613
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      Loans originated for sale                                                     (1,437)            (8,093)
      Sales of loans originated for sale                                             1,118              8,085
      Gain on sales of securities available for sale                                   (51)                 -
      Deferred loan fees and loan discounts                                           (566)                 -
      Depreciation and amortization                                                    354                376
      Provision for loan losses                                                         75                300
      Deferred income taxes                                                            220                302
      Other                                                                           (107)               (69)
                                                                                  ----------        -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                          835              2,514
                                                                                  ----------        -----------
INVESTING ACTIVITIES:
  Loan originations and purchases                                                  (88,370)           (43,882)
  Sales of loans                                                                     2,000                  -
  Repayments on loans                                                               38,668             30,691
  Repayments of securities available for sale                                            -                636
  Sales of securities available for sale                                               101                  -
  Purchases of securities held to maturity                                          (9,993)                 -
  Maturities of securities held to maturity                                         13,000              2,000
  Repayments of securities held to maturity                                          4,183              4,862
  Proceeds from sale of real estate acquired through foreclosure (REO)                 123                431
  Purchases of premises and equipment                                                 (227)              (314)
                                                                                  ----------        -----------
    NET CASH USED IN INVESTING ACTIVITIES                                          (40,515)            (5,576)
                                                                                  ----------        -----------
FINANCING ACTIVITIES:
  Dividends paid                                                                      (512)              (520)
  Net increase in deposits                                                           2,124              3,041
  Net change in FHLB advances                                                       36,500              4,500
  Exercise of stock options                                                          1,473                267
  Payments to acquire treasury stock                                                (1,740)                 -
                                                                                  ----------        -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                       37,845              7,288
                                                                                  ----------        -----------

(Decrease) increase in cash equivalents                                             (1,835)             4,226
Cash equivalents at beginning of period                                              8,576              5,348
                                                                                  ----------        -----------
Cash equivalents at end of period                                                $   6,741          $   9,574
                                                                                 ===========        ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                                                  $   5,921          $   6,197
  Income taxes paid                                                                    350                624
  NON-CASH TRANSACTIONS:
    Transfers from loans receivable to REO                                             162                 93


See accompanying notes to consolidated financial statements.

        FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
 As of and for the three and six month periods ended December 31, 1996 and 1995
                                  (Unaudited)
1.  BASIS OF PRESENTATION

First Financial Corporation of Western Maryland (the Corporation) is a unitary thrift holding company. The Corporation's consolidated financial statements include the accounts of its wholly-owned federal capital stock savings bank subsidiary, First Federal Savings Bank of Western Maryland (the Bank) and the Bank's subsidiaries. The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations.

The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the presentation for fiscal 1997.

2.  NET INCOME PER SHARE OF COMMON STOCK

Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding shares include common stock equivalents, which consist of certain outstanding stock options and certain shares owned by the Corporation's Employee Stock Ownership Plan (ESOP). The average number of shares outstanding for the three and six months ended December 31, 1996 was 2,145,295 and 2,145,331, respectively. The average number of shares outstanding for the three and six months ended December 31, 1995 was 2,196,681 and 2,182,254, respectively. The Corporation has not separately reported fully diluted earnings per share as it is not different than primary earnings per share.

3.  LOANS RECEIVABLE

Loans receivable at December 31, 1996 and June 30, 1996 consist of the following:




                                                   December 31, 1996
(In thousands)                                        (Unaudited)     June 30, 1996
-----------------------------------------------------------------------------------
Mortgage loans:
 Residential - single family                         $  155,258      $  126,779
 Residential - multi family                              33,450          29,071
 Commercial real estate                                  63,088          55,104
                                                     -----------     -----------
                                                        251,796         210,954
Other loans:
 Automobile                                              32,096          29,410
 Other consumer                                          15,486          11,177
 Commercial business                                      3,838           3,263
                                                     -----------     -----------
                                                        303,216         254,804
Less:
 Allowance for loan losses                                7,846           7,795
 Deferred loan fees and net discounts                       794           1,360
 Loans in process                                         3,089           2,536
                                                     -----------     -----------
                                                     $  291,487      $  243,113
                                                     ===========     ==========-

-----------------------------------------------------------------------------------

4.  PROPOSED MERGER

On November 26, 1996, the Corporation and Keystone Financial, Inc. (Keystone) entered into a definitive agreement whereby Keystone will acquire the Corporation and its subsidiaries, including the Bank. The merger transaction, which is subject to regulatory and stockholder approval, is expected to be completed during the second quarter of calendar 1997.

Under terms of the agreement, the Corporation's banking operations will be combined with and into those of American Trust Bank, N.A.(American Trust), Keystone's subsidiary bank currently providing financial services in the markets served by the Corporation, with American Trust being the surviving company. Pursuant to the acquisition agreement, upon the effective date of the merger, and subject to certain limitations, outstanding shares of common stock of the Corporation will be converted into Keystone common stock at a fixed exchange ratio of 1.29 shares of Keystone for each First Financial share, or an equivalent amount of cash as specified in the agreement. The issuance of Keystone shares will amount to 55% to 60% of the total consideration. In connection with the agreement, the Corporation granted Keystone an option to purchase up to 19.9% of its outstanding common stock under certain circumstances.

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

On September 30, 1996, legislation was enacted into law to recapitalize the SAIF through a one-time assessment on SAIF-insured deposits as of March 31, 91995. The special assessment amounted to approximately $4.5 billion or approximately $0.65 for every $100 of assessable deposits. The Bank's assessment amounted to $1.9 million ($1.2 million, net of income tax benefit). As a result of the special assessment, the Bank's deposit insurance premiums were decreased from $0.23 per $100 of deposits to approximately $0.06 per $100 of deposits beginning October 1, 1997.

CHANGES IN FINANCIAL CONDITION

GENERAL. The Corporation's total assets increased by $38.9 million or 12.1% to $360.8 million at December 31, 1996 from $322.0 million at June 30, 1996. This increase was primarily due to an increase of $48.4 million in loans receivable, partially offset by decreases of $1.8 million in cash and interest-earning deposits and $7.3 million in securities. The increase in total assets was funded by an increase of $36.5 million increase in Federal Home Loan Bank
(FHLB) advances outstanding and a $2.0 million increase in total deposits.

CASH AND INTEREST-EARNING DEPOSITS. Cash and interest-earning deposits decreased by $1.8 million or 21.4% to $6.7 million at December 31, 1996 from $8.6 million at June 30, 1996. This decrease was due primarily to a decrease of $1.8 million in the amount of FHLB deposits held at December 31, 1996 as compared to June 30, 1996. The decrease in cash and interest-earning deposits during the period was primarily due to cash being used to partially fund the growth experienced in the Bank's loan portfolios.

SECURITIES. Securities decreased by $7.3 million or 14.2% to $44.2 million at December 31, 1996 from $51.6 million at June 30, 1996. Included in this decrease was a net decrease of $7.2 million in securities held to maturity
(HTM) and a net decrease of $75,000 in securities available for sale (AFS).
The decrease
in HTM securities was primarily attributable to $6.0 million of federal agency bonds being called prior to final maturity and to repayments of principal received during the period. The decrease in AFS securities was attributable to the sale of $75,000 of other bond investments during the first quarter of fiscal 1997.

LOANS RECEIVABLE. Loans receivable increased by a net $48.4 million or 19.9% to $291.5 million at December 31, 1996 from $243.1 million at June 30, 1996. Included in this increase were net increases of $28.5 million in single-family residential mortgage loans, $12.4 million in commercial real estate and multi-family residential mortgage loans, $2.7 million in automobile loans and $4.9 million in commercial business and other consumer loans.

NON-PERFORMING ASSETS. Non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructurings and real estate acquired through foreclosure (REO), net of related reserves, decreased by $2.6 million or 41.0% to $3.8 million at December 31, 1996 from $6.4 million at June 30, 1996. The overall decrease in non-performing assets from June 30, 1996, was attributable to reductions in non-accrual loans and loans delinquent due to maturity and to the sale of certain REO properties.

PREMISES AND EQUIPMENT / PREPAID EXPENSES AND OTHER ASSETS. Premises and equipment / prepaid expenses and other assets decreased by $519,000 or 3.7% to $13.4 million at December 31, 1996 from $13.9 million at June 30, 1996. Included in this decrease was a $390,000 decrease in premises and equipment resulting primarily from the sale of a parcel of land at one of the Bank's branch locations and the write-off of certain obsolete equipment. Also contributing to this decrease was a net decrease of $210,000 in deferred income taxes and taxes payable, partially offset by an $81,000 increase in prepaid expenses and other assets.

DEPOSITS. Total deposits increased by $2.0 million or 0.7% to $276.8 million at December 31, 1996 from $274.8 million at June 30, 1996. This increase was primarily attributable to an increase of $10.2 million in time deposits which reflects the Bank's recent efforts to increase its amount of certificates of deposits outstanding through advertising and premium promotion campaigns. Offsetting this increase were reductions of $4.4 million in savings and passbook accounts and $3.8 million in checking and money market accounts.

FHLB ADVANCES. FHLB advances totaled $36.5 million at December 31, 1996 compared to $0 at June 30, 1996. The proceeds from these new advances were used to fund the loan growth experienced by the Corporation during the period and to reduce the Corporation's previously high short-term asset/liability repricing GAP which exposed the Bank to shrinking net interest margins should market interest rates in general decline.

STOCKHOLDERS' EQUITY. Stockholders' equity increased by $435,000 or 1.0% to $42.1 million at December 31, 1996 from $41.7 million at June 30, 1996. This increase was the result of the $1.2 million net income for the first six months of fiscal 1997, and a $1.5 million increase recorded upon the exercise of stock options during the period. Partially offsetting these increases were decreases of $1.7 million recorded in connection with the acquisition of treasury shares, $15,000 recorded to recognize the net change in unrealized gains on securities AFS and $512,000 in dividends paid during the period.

RESULTS OF OPERATIONS

GENERAL. The Corporation recorded net income of $1.2 million and $1.2 million for the three and six months ended December 31, 1996, respectively, as compared to net income of $811,000 and $1.6 million for the same periods last fiscal year. The $374,000 or 46.1% increase in net income for the three-month period ended December 31, 1996, as compared to the three months ended December 31, 1995, was attributable to an increase in net interest income of $382,000 or 11.1%, an increase in other operating income of $50,000 or 21.3%, a decrease in in provisions for loan losses of $150,000 or 100.0%, a reduction in other operating expenses of $49,000 or 2.2%, which were partially offset by an increase in the provision for income taxes of $257,000 or 54.1%. The $384,000 or 23.8% decrease in net income for the six-month period ended December 31, 1996 as compared to the same period last fiscal year was attributable an increase in other operating expenses of $2.1 million or 47.9% resulting primarily from the $1.9 million one-time SAIF insurance fund recapitalization charge, partially offset by an increase in net interest income of $1.1 million or 15.8%, a decrease in provisions for loan losses of $225,000 or 75.0% and a reduction in the provision for income taxes of $212,000 or 21.5%

NET INTEREST INCOME. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts, or volumes, of interest-earning assets and interest-bearing liabilities. Net interest income was $3.8 million and $7.8 million for the three and six months ended December 31, 1996, respectively, as compared to $3.5 million and $6.8 million for the same periods last fiscal year. The $382,000 or 11.1% increase in net interest income for the three-month period ended December 31, 1996, as compared to the three months ended December 31, 1995, was attributable to an increase in interest income of $638,000 or 9.7%, partially offset by a $256,000 or 8.2% increase in interest expense. The $1.1 million or 15.8% increase in net interest income for the six-month period ended December 31, 1996, as compared to the same period last fiscal year, was attributable to an increase in interest income of $1.3 million or 10.0%, partially offset by a $231,000 or 3.7% increase in interest expense.

INTEREST INCOME. Interest income was $7.2 million and $14.2 million for the three and six months ended December 31, 1996, respectively, as compared to $6.6 million and $12.9 million for the same periods last fiscal year. The $638,000 or 9.7% and $1.3 million or 10.0% increases in interest income for the three and six month periods ended December 31, 1996, as compared to the three and six months ended December 31, 1995, were attributable to increases in income recorded on loans, partially offset by a decrease in income from securities and interest-earning deposits.

Interest income from loans receivable increased by $934,000 or 17.5% and $2.0 million or 19.7% for the three and six months ended December 31, 1996, respectively, as compared to the same periods last fiscal year due primarily to increases in loans outstanding during the respective periods. Average loans outstanding increased $49.7 million or 20.8% to $289.3 million for the quarter ended December 31, 1996 from $239.6 million for the same quarter last fiscal year and by $41.5 million or 17.6% to $277.4 million for the six months ended December 31, 1996 from $235.9 million for the same six month period last fiscal year.

Interest income from securities was $867,000 and $1.7 million for the three and six months ended December 31, 1996, respectively, as compared to $1.1 million and $2.3 million for the three and six months ended December 31, 1995. The $260,000 or 23.1% and $605,000 or 26.2% decreases in interest income from securities for the three and six month periods ended December 31, 1996, as compared to the three and six months ended December 31, 1995, were primarily attributable to decreases in the average balance of securities outstanding during the respective periods. The average balances of securities decreased $25.4 million or 33.8% to $49.8 million for the quarter ended December 31, 1996 from $75.2 million for the same quarter last fiscal year and by $27.5 million or 35.8% to $49.4 million for the six months ended December 31, 1996 from $76.9 million for the same six month period last fiscal year.

Other interest income decreased by $36,000 or 35.0% and $132,000 or 48.5% for the three and six months ended December 31, 1996, respectively, as compared to the same periods last fiscal year due primarily to a reduction in the amount of income recorded on interest-earning deposits. This decline in income resulted primarily from reductions in the average balance of funds invested in overnight deposits at the FHLB during the first and second quarter of fiscal 1997 as compared to the same periods last fiscal year.

INTEREST EXPENSE. Interest expense was $3.4 million and $6.4 million for the three and six months ended December 31, 1996, respectively, as compared to $3.1 million and $6.2 million for the same periods last fiscal year. The $256,000 or 8.2% and $231,000 or 3.7% increases in interest expense for the three and six month periods ended December 31, 1996, as compared to the three and six months ended December 31, 1995, were attributable to increases in interest paid on other borrowed funds partially offset by decreases in interest paid on deposits.

Interest expense on deposits decreased by $102,000 or 3.3% and $219,000 or 3.6% for the three and six months ended December 31, 1996, respectively, as compared to the same periods last fiscal year. These decreases were primarily attributable to decreases in the average balance of deposits outstanding during the periods. Average deposits outstanding for the three months ended December 31, 1996 and 1995 were $279.5 million and $287.1 million, respectively, which represents a decrease of $7.6 million or 2.6%. Average deposits outstanding for the six months ended December 31, 1996 and 1995 were $278.3 million and $286.4 million, respectively, which represents a decrease of $8.1 million or 2.8%. Also contributing to the decrease in deposit interest expense was a slight reduction in the Corporation's cost of deposits. The Corporation's cost of deposits fell to 4.18% for the six months ended
December 31, 1996 from 4.22% for the same period last fiscal year.   This
decrease in the cost of deposits occurred despite a change in the composition of the Corporation's deposit mix toward a higher percentage of time deposits and reduced levels of lower costing checking and savings accounts due to a significant amount of longer term certificates of deposit maturing and/or repricing during the period which were originally issued at rates higher than current market levels for similar term products.

Interest expense on borrowed funds increased by $358,000 and $450,000 for the three and six months ended December 31, 1996, respectively, as compared to the same periods last fiscal year. Interest expense on borrowed funds, which includes interest paid on FHLB advances, the Corporation's ESOP debt expense and other miscellaneous interest expenses, increased during the periods due primarily to an increase in the average amount of FHLB advances utilized during the period.

PROVISION FOR LOAN LOSSES. Provision for loan losses was $0 and $75,000 for the three and six months ended December 31, 1996, respectively, as compared to $150,000 and $300,000 for the same periods last fiscal year. These decreases reflect the Corporation's policy of recording provisions for loan losses in amounts necessary to bring the total allowance for loan losses to a level deemed adequate to cover potential losses in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio.

OTHER OPERATING INCOME. Other operating income was $285,000 and $612,000 for the three and six months ended December 31, 1996, respectively, as compared to $235,000 and $440,000 for the same periods last fiscal year. Included in other operating income for the three months ended December 31, 1996 was a $49,000 gain recorded on the sale of a parcel of land adjacent to one of the Bank's branch offices. This gain and a $51,000 gain on security sales is included in other income for the six months ended December 31, 1996. Other operating income for all periods also includes loan origination fees and deposit service charges. Such income is recognized in proportion to the volume of customer transactions processed and the amount of loans originated. Accordingly, other operating income varies somewhat between periods due to fluctuations in the volumes of these activities.

OTHER OPERATING EXPENSES. Total other operating expenses were $2.2 million and $6.3 million for the three and six months ended December 31, 1996, respectively, as compared to $2.3 million and $4.3 million for the same periods last fiscal year. The $49,000 or 2.2% decrease for the three months ended December 31, 1996 as compared to the same period last fiscal year is the result of reductions in occupancy and equipment expenses and FDIC insurance premiums, partially offset by increases in compensation and employee benefits and professional fees and related costs. The $2.1 million or 47.9% increase for the six months ended December 31, 1996 as compared to the same period last fiscal year is primarily the result of the $1.9 million one-time SAIF recapitalization assessment. Also contributing to this increase were increases in compensation and employee benefits, professional fees and other operating costs.

Compensation and employee benefits increased by $66,000 or 6.0% and $192,000 or 9.0% for the three and six months ended December 31, 1996, respectively, as compared to the same periods last fiscal year due primarily to slight increases in staffing levels, normal inflationary factors and the impact in the prior fiscal year of higher stock prices on stock appreciation rights issued to former members of management pursuant to stock based incentive plans.
Partially offsetting these increases were reductions in expenses realized upon the restructuring of employee hospitalization and other employee benefits.

Occupancy and equipment expenses decreased by $29,000 or 8.4% and $3,000 or 0.5% for the three and six months ended December 31, 1996, respectively, as compared to the same periods last fiscal year as a result of decreases in the levels of equipment repairs and maintenance costs and utility expenses incurred during the respective periods. These reductions were partially offset by increases in depreciation expense resulting from changes made during fiscal 1996 to the estimated remaining useful lives of certain computer equipment purchased in prior periods.

Federal deposit insurance premiums decreased by $128,000 for the three months ended December 31, 1996, and increased by $1.8 million for the six months ended December 31, 1996. The decrease for the three months ended December 31, 1996, as compared to the same period last fiscal year, is the result of a reduction in the Bank's deposit insurance premiums which became effective in connection with the recapitalization of the SAIF. The increase for the six months ended December 31, 1996, as compared to the same period last fiscal year is the result of the Bank's SAIF recapitalization assessment which amounted to $1.9 million ($1.2 million, net of income tax benefit) and was incurred during the three months ended September 30, 1996.

Data processing expenses were unchanged for the three months ended December 31, 1996 and increased by $3,000 or 1.6% for the six months ended December 31, 1996, respectively, as compared to the same periods last fiscal year. Data processing expenses for all periods vary in direct proportion to the volume of transactions processed during the respective periods.

Professional fees increased by $39,000 or 54.2% and $18,000 or 8.6% for the three and six months ended December 31, 1996, respectively, as compared to the same periods last fiscal year primarily as a result of expenses incurred relating to the proposed merger with Keystone Financial, Inc., as discussed above.

Other expenses increased by $3,000 or 0.6% and $87,000 or 11.0% for the three and six months ended December 31, 1996, respectively, as compared to the same periods last fiscal year. The three and six month periods for the current fiscal year include gains of $29,000 and $32,000, respectively, realized from the operation of REO properties compared to gains of $22,000 and $14,000 for the same periods in the prior fiscal year. The six months ended December 31, 1996 also includes a non-recurring expense of $26,000 relating to the write-off of certain unrecoverable deferred loan costs.

INCOME TAXES. For the three and six months ended December 31, 1996 the Corporation recorded provisions for income taxes of $732,000 and $775,000 as compared to provisions of $475,000 and $987,000 for the same periods last fiscal year. These variances are due to different pre-tax income amounts recorded during the respective periods. The provisions for income taxes reflect the Corporation's effective tax rate, which is approximately 38.0% for all periods.

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

The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 5.0%. The Bank's liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At December 31, 1996 the Bank's liquidity ratio was approximately 5.63%. The sources of liquidity and capital resources discussed above are believed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted totals assets, core capital equal to 3% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC) have adopted more stringent core capital requirements which require that the most highly rated banks have a minimum core capital ratio of 3%, with an additional 100 to 200 basis point cushion required for all other banks as established by the regulator on a case-by-case basis. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At December 31, 1996, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 10.93%, 10.93% and 19.08%, respectively.

                         PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Corporation's consolidated financial position or results of operations.

ITEM 4.  CHANGES IN SECURITIES

None.

ITEM 5.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 7.  OTHER INFORMATION

None.

ITEM 8.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit 11  -  Statement re Computation of Net Income per Share of Common
   Stock.

b. Exhibit 27  -  Financial Data Schedule.

c. Form 8-K - The Corporation filed a Form 8-K dated November 26, 1996 to report an "Agreement and Plan of Merger" which sets forth the terms and conditions under which the Corporation will merge with and into Keystone Financial, Inc..

d. Form 8-K - The Corporation filed a Form 8-K dated October 18, 1996 to report earnings for the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND




Date:  02/04/97                       By: /s/ Patrick J. Coyne
                                      -----------------------------------------
                                      Patrick J. Coyne
                                      Chairman of the Board
                                      President and Chief Executive Officer


Date:  02/04/97                       By: /s/ William C. Marsh
                                      -----------------------------------------
                                      William C. Marsh
                                      Executive Vice President
                                      Chief Financial Officer