Form 10-Q
period 1997-03-31
FIRST FINANCIAL CORP OF WESTERN MARYLAND
filed 1997-05-07
CIK 870992

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934



For Quarter Ended:  MARCH 31, 1997           Commission File Number:  0-19837
                    --------------                                    -------





                FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




                           DELAWARE                                                                       52-1700036
------------------------------------------------------------------                            --------------------------------
 (State or other jurisdiction of incorporation or organization)                               (IRS Employer Identification No.)


           118 BALTIMORE STREET, CUMBERLAND, MARYLAND                                                       21502
-----------------------------------------------------------------                             ----------------------------
         (Address of principal executive offices)                                                        (Zip Code)

Registrant's telephone number, including area code:   (301) 724-3363
                                                     ----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        X        Yes                No
                                           -------------       ------------

        Number of shares outstanding of common stock as of  May 1, 1997:

COMMON STOCK, $1.00 PAR VALUE                                  2,175,659 SHARES
-----------------------------                                  ----------------
         (Class)                                                (Outstanding)

                FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statements of Financial Condition
             as of March 31, 1997 (Unaudited) and June 30, 1996 . . . . . . . . . . . . . . . . .  1

             Consolidated Statements of Operations (Unaudited) for the
             three and nine month periods ended March 31, 1997 and 1996 . . . . . . . . . . . . .  2

             Consolidated Statements of Cash Flows (Unaudited) for the
             nine months ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . .  3

             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  4

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations . . . . . . . . . . . . . . . .   5-10



                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 2.      Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 3.      Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .   10

Item 5.      Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   10

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


       FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                       March 31, 1997 and June 30, 1996
                        (Dollar amounts in thousands)

                                                                       March 31,              June 30,
                                                                         1997                   1996
                                                                       (Unaudited)
                                                                     --------------          ----------
ASSETS:
-------
Cash on hand and in banks                                           $   2,884                   $  2,953
Interest-earning deposits                                               4,610                      5,623
Securities available for sale; cost of $0 and $50                           -                         75
Securities held to maturity; market value of $48,494 and $51,374       48,211                     51,476
Loans receivable, net                                                 290,785                    243,113
Accrued interest receivable                                             2,264                      2,076
Federal Home Loan Bank (FHLB) stock                                     2,275                      2,097
Real estate acquired through foreclosure, net                             587                        655
Premises and equipment, net                                            10,253                     10,921
Prepaid expenses and other assets                                         735                        673
Deferred income taxes                                                   2,122                      2,332
                                                                    ---------                  ---------

                                                                    $ 364,726                  $ 321,994
                                                                    =========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
LIABILITIES:
       Deposits                                                     $ 280,953                  $ 274,756
       Advance payments by borrowers for taxes and insurance            2,091                      1,704
       FHLB advances                                                   35,000                          -
       Employee Stock Ownership Plan (ESOP) debt                          483                        483
       Accrued expenses and other liabilities                           3,017                      3,344
                                                                    ---------                  ---------
         Total liabilities                                            321,544                    280,287
                                                                    ---------                  ---------

STOCKHOLDERS' EQUITY:
       Serial preferred stock, $1 par value, 2,000,000 shares
         authorized; none issued                                            -                         -
       Common stock, $1 par value, 5,000,000 shares authorized;
         issued and outstanding 2,259,507 and 2,188,184                 2,260                     2,188
       Additional paid-in capital                                      13,012                    11,559
       Retained earnings, substantially restricted                     30,307                    28,602
       Treasury stock, at cost; 83,848 and 11,445 shares               (1,973)                     (233)
       Unearned ESOP shares                                              (424)                     (424)
       Unrealized gain on securities available for sale, net                -                        15
                                                                    ---------                 ---------
         Total stockholders' equity                                    43,182                    41,707
                                                                    ---------                 ---------

                                                                    $ 364,726                 $ 321,994
                                                                    =========                 =========

See accompanying notes to consolidated financial statements.

       FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                     Consolidated Statements of Operations
      For the three and nine month periods ended March 31, 1997 and 1996
                                  (Unaudited)
             (Dollar amounts in thousands, except per share data)



                                                                        Three months ended           Nine months ended
                                                                             March 31,                   March 31,
                                                                     ----------------------        ----------------------
                                                                       1997           1996          1997           1996
                                                                     -------         ------        ------         -------
INTEREST INCOME:
    Loans receivable                                                 $ 6,460        $ 5,510        $18,826        $15,844
    Securities                                                           832            939          2,541          3,253
    Other                                                                 85            382            225            655
                                                                     -------        -------        -------        -------
      TOTAL INTEREST INCOME                                            7,377          6,831         21,592         19,752
                                                                     -------        -------        -------        -------

INTEREST EXPENSE:
    Deposits                                                           2,922          3,051          8,829          9,178
    Borrowed funds                                                       591             20          1,085             64
                                                                     -------        -------        -------        -------
      TOTAL INTEREST EXPENSE                                           3,513          3,071          9,914          9,242
                                                                     -------        -------        -------        -------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                   3,864          3,760         11,678         10,510
    Provision for loan losses                                             --            150             75            450
                                                                     -------        -------        -------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    3,864          3,610         11,603         10,060
                                                                     -------        -------        -------        -------

OTHER OPERATING INCOME:
    Loan fees and service charges                                        180            204            621            575
    Other non-interest income                                            171            228            343            297
                                                                     -------        -------        -------        -------
      TOTAL OTHER OPERATING INCOME                                       351            432            964            872
                                                                     -------        -------        -------        -------

OTHER OPERATING EXPENSES:
    Compensation and employee benefits                                 1,072          1,144          3,406          3,286
    Occupancy and equipment                                              355            333            983            965
    Federal deposit insurance                                            134            164          2,220            490
    Data processing                                                      101             99            298            292
    Professional fees                                                    119            248            347            458
    Other                                                                398            410          1,273          1,199
                                                                     -------        -------        -------        -------
      TOTAL OTHER OPERATING EXPENSES                                   2,179          2,398          8,527          6,690
                                                                     -------        -------        -------        -------

NET INCOME BEFORE INCOME TAXES                                         2,036          1,644          4,040          4,242
    Provision for income taxes                                           787            655          1,562          1,641
                                                                     -------        -------        -------        -------

NET INCOME                                                           $ 1,249        $   989        $ 2,478        $ 2,601
                                                                     =======        =======        =======        =======

NET INCOME PER SHARE                                                 $  0.58        $  0.45        $  1.15        $  1.19
                                                                     =======        =======        =======        =======


See accompanying notes to consolidated financial statements.

       FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
           For the nine month period ended March 31, 1997 and 1996
                                 (Unaudited)
                        (Dollar amounts in thousands)

                                                                                           Nine months ended
                                                                                                March 31,
                                                                                     -----------------------------
                                                                                        1997              1996
                                                                                     -----------       -----------
OPERATING ACTIVITIES:
     Net income                                                                       $   2,478       $   2,601
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
         CASH PROVIDED BY OPERATING ACTIVITIES:
             Loans originated for sale                                                   (2,470)        (13,504)
             Sales of loans originated for sale                                           2,241          12,785
             Gain on sales of securities available for sale                                 (51)           (179)
             Deferred loan fees and loan discounts                                         (652)           (143)
             Depreciation and amortization                                                  599             507
             Non-cash compensation under stock-based benefit plans                            -             281
             Provision for loan losses                                                        -             450
             Deferred income taxes                                                          220           1,083
             Other                                                                       (1,979)         (1,095)
                                                                                      ---------       ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                          386           2,786
                                                                                      ---------       ---------

INVESTING ACTIVITIES:
     Loan originations and purchases                                                   (105,175)        (54,772)
     Sales of loans                                                                       2,000              --
     Repayments on loans                                                                 57,885          44,489
     Repayments of securities available for sale                                              -           2,849
     Sales of securities available for sale                                                 101          28,710
     Purchases of securities held to maturity                                           (15,993)             (5)
     Maturities of securities held to maturity                                           13,000           2,000
     Repayments of securities held to maturity                                            6,204           6,459
     Proceeds from sale of real estate acquired through foreclosure (REO)                   142             559
     Purchases of premises and equipment                                                   (228)           (367)
                                                                                      ---------       ---------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (42,064)         29,922
                                                                                      ---------       ---------

FINANCING ACTIVITIES:
     Dividends paid                                                                        (773)           (782)
     Net change in deposits                                                               6,584          (1,918)
     Net change in FHLB advances                                                         35,000          (3,000)
     Exercise of stock options                                                            1,525             386
     Payments to acquire treasury stock                                                  (1,740)              -
                                                                                      ---------       ---------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             40,596          (5,314)
                                                                                      ---------       ---------

(Decrease) increase in cash equivalents                                                  (1,082)         27,394
Cash equivalents at beginning of period                                                   8,576           5,348
                                                                                      ---------       ---------

Cash equivalents at end of period                                                     $   7,494       $  32,742
                                                                                      =========       =========

SUPPLEMENTAL INFORMATION:
     Interest paid                                                                    $   9,283       $   9,261
     Income taxes paid                                                                    1,090             625
     NON-CASH TRANSACTIONS:
         Transfers from loans receivable to REO                                             234             232



See accompanying notes to consolidated financial statements.

        FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



1.  BASIS OF PRESENTATION

First Financial Corporation of Western Maryland (the Corporation) is a unitary thrift holding company. The Corporation's consolidated financial statements include the accounts of its wholly-owned capital stock federal savings bank subsidiary, First Federal Savings Bank of Western Maryland (the Bank) and the Bank's subsidiaries. The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations.

The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the presentation for fiscal 1997.

2.  NET INCOME PER SHARE OF COMMON STOCK

Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding shares include common stock equivalents, which consist of certain outstanding stock options and certain shares owned by the Corporation's Employee Stock Ownership Plan (ESOP). The average number of shares outstanding for the three and nine months ended March 31, 1997 was 2,174,135 and 2,150,485, respectively. The average number of shares outstanding for the three and nine months ended March 31, 1996 was 2,214,412 and 2,176,826, respectively. The Corporation has not separately reported fully diluted earnings per share as it is not different than primary earnings per share.

3.  LOANS RECEIVABLE

Loans receivable at March 31, 1997 and June 30, 1996 consist of the following:


                                                     March 31, 1997
(In thousands)                                         (Unaudited)       June 30, 1996
--------------------------------------------------------------------------------------

Mortgage loans:
    Residential - single family                        $157,610            $126,779
    Residential - multi family                           32,493              29,071
    Commercial real estate                               60,264              55,104
                                                       --------            --------
                                                        250,367             210,954
Other loans:
    Automobile                                           30,816              29,410
    Other consumer                                       15,221              11,177
    Commercial business                                   3,687               3,263
                                                       --------            --------
                                                        300,091             254,804
Less:
    Allowance for loan losses                             6,588               7,795
    Deferred loan fees and net discounts                    708               1,360
    Loans in process                                      2,010               2,536
                                                       --------            --------
                                                       $290,785            $243,113
                                                       ========            ========

--------------------------------------------------------------------------------------

4.  PROPOSED MERGER

On November 26, 1996, the Corporation and Keystone Financial, Inc. (Keystone) entered into a definitive agreement whereby Keystone will acquire the Corporation and its subsidiaries, including the Bank. The merger transaction, which is subject to stockholder approval, is expected to be completed during May or June 1997.

Under terms of the agreement, the Corporation's banking operations will be combined with and into those of American Trust Bank, N.A. (American Trust), Keystone's subsidiary bank currently providing financial services in the markets served by the Corporation, with American Trust being the surviving company. Pursuant to the acquisition agreement, upon the effective date of the merger, and subject to certain limitations, outstanding shares of common stock of the Corporation will be converted into Keystone common stock at a fixed exchange ratio of 1.29 shares of Keystone for each First Financial share, or an equivalent amount of cash as specified in the agreement. The issuance of Keystone shares will amount to 55% to 60% of the total consideration. In connection with the agreement, the Corporation granted Keystone an option to purchase up to 19.9% of its outstanding common stock under certain circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING AND REGULATORY MATTERS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which will be effective in whole, on a prospective basis, for fiscal years beginning after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach and focuses on control. SFAS No. 125 extends the "available for sale" and "trading" approach of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to non-security financial assets that can be contractually prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. In addition, SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment of SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which defers the effective date of SFAS No. 125 until January 1, 1998 for certain transactions including repurchase agreements, dollar-roll, securities lending and similar transactions. Management has not yet determined the effect, if any, SFAS Nos. 125 and 127 will have on the Corporation's consolidated financial statements.

In February 1997, the FASB released SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. Management does not expect SFAS No. 128 to have a significant impact on the Corporation's consolidated financial statements.

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

CHANGES IN FINANCIAL CONDITION

GENERAL. The Corporation's total assets increased by $42.7 million or 13.3% to $364.7 million at March 31, 1997 from $322.0 million at June 30, 1996. This increase was primarily due to an increase of $47.7 million in loans receivable, partially offset by decreases of $1.0 million in interest earning cash and $3.3 million in securities. The increase in total assets reflects a corresponding increase in total liabilities of $41.3 million or 14.7% and an increase in stockholders' equity of $1.5 million or 3.5%. The increase in total liabilities includes a $35.0 million increase in Federal Home Loan Bank (FHLB) advances outstanding and a $6.2 million or 2.3% increase in total deposits.

CASH AND INTEREST-EARNING DEPOSITS. Cash and interest-earning deposits decreased by $1.1 million or 12.6% to $7.5 million at March 31, 1997 from $8.6 million at June 30, 1996. This decrease was due primarily to the net cash needed to fund the loan portfolio growth during the period, as explained below.

SECURITIES. Investment and mortgage-backed securities decreased by $3.3 million or 6.5% to $48.2 million at March 31, 1997 from $51.6 million at June 30, 1996. Included in this decrease was a net decrease of $3.3 million in securities held to maturity (HTM) and a net decrease of $75,000 in securities available for sale (AFS). The decrease in HTM securities was attributable to $13.0 million of federal agency bonds being called prior to final maturity and $6.2 million of repayments of principal received during the period which were partially offset by the purchase of $16.0 million of new securities. The decrease in AFS securities was attributable to the sale of $75,000 of other bond investments during the first quarter of fiscal 1997.

LOANS RECEIVABLE. Loans receivable increased by a net $47.7 million or 19.6% to $290.8 million at March 31, 1997 from $243.1 million at June 30, 1996. Included in this increase were net increase of $30.8 or 24.3% in single family residential mortgage loans, $3.4 million or 11.8% in multi-family residential mortgage loans, $5.2 million or 9.4% in commercial real estate loans and $5.9 million or 13.4% in automobile and other consumer loans.

NON-PERFORMING ASSETS. Non-performing assets, which include non-accrual loans, loans delinquent due to maturity, troubled debt restructurings and real estate acquired through foreclosure (REO), net of related reserves, decreased by $1.2 million or 14.9% to $6.9 million at March 31, 1997 from $8.1 million at June 30, 1996. The overall decrease in non-performing assets from June 30, 1996, was primarily attributable to reductions in loans delinquent due to maturity and to the sale of certain REO properties.

PREMISES AND EQUIPMENT / PREPAID EXPENSES AND OTHER ASSETS. Premises and equipment / prepaid expenses and other assets decreased by $816,000 or 5.9% to $13.1 million at March 31, 1997 from $13.9 million at June 30, 1996. This decrease was primarily attributable to a $668,000 decrease in property and equipment relating to normal depreciation.

DEPOSITS. Total deposits increased by $6.2 million or 2.3% to $281.0 million at March 31, 1997 from $274.8 million at June 30, 1996. This increase was attributable to an increase of $16.2 million in time deposits, partially offset by decreases of $5.8 million and $4.2 million in and savings accounts and checking accounts, respectively.

STOCKHOLDERS' EQUITY. Stockholders' equity increased by $1.5 million or 3.5% to $43.2 million at March 31, 1997 from $41.7 million at June 30, 1996. This increase was primarily the result of the $2.5 million net income for the first nine months of fiscal 1997 and the $1.5 million increase recorded due to the exercise of stock options rights during the period. Partially offsetting these increases were decreases of $1.7 million recorded in connection with the acquisition of treasury shares, $16,000 recorded to recognize the net change in unrealized gains on securities AFS and $773,000 in dividends paid during the period.

RESULTS OF OPERATIONS

GENERAL. The Corporation recorded net income of $1.2 million and $2.5 million for the three and nine months ended March 31, 1997, respectively, as compared to net income of $989,000 and $2.6 million for the same periods last fiscal year. The $260,000 or 26.3% increase in net income for the three-month period ended March 31, 1997, as compared to the three months ended March 31, 1996, was attributable an increase of $104,000 or 2.8% in net interest income and to decreases of $150,000 or 100.0% in provision for loan losses and $219,000 or 9.1% in other operating expenses. Partially offsetting these increases in net income was a $81,000 or 18.8% decrease in other operating income and a $132,000 or 20.2% increase in the provision for income taxes. The $123,000 decrease in net income for the nine month period ended March 31, 1997, as compared to the same period last fiscal year was attributable to an increase of $1.8 million or 27.5% in other operating expenses resulting from the $1.9 million one-time SAIF insurance fund recapitalization charge, partially offset by an increase of $1.2 million or 11.1% in net interest income, a decrease of $375,000 or 83.3% in provision for loan losses, a $92,000 or 10.6% increase in other operating income and a $79,000 or 4.8% decrease in the provision for income taxes.

NET INTEREST INCOME. Net interest income is determined by the Corporation's interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts, or volumes, of interest-earning assets and interest-bearing liabilities. Net interest income was $3.9 million and $11.7 million for the three and nine months ended March 31, 1997, respectively, as compared to $3.8 million and $10.5 million for the same periods last fiscal year. The $104,000 or 2.8% increase in net interest income for the three-month period ended March 31, 1997, as compared to the three months ended March 31, 1996, was attributable to an increase in interest income of $546,000 or 8.0%, partially offset by a $442,000 or 14.4% increase in interest expense. The $1.2 million or 11.1% increase in net interest income for the nine month period ended March 31, 1997, as compared to the same period last fiscal year was attributable to an increase in interest income of $1.8 million or 9.3%, partially offset by a $672,000 or 7.3% increase in interest expense.

INTEREST INCOME. Interest income was $7.4 million and $21.6 million for the three and nine months ended March 31, 1997, respectively, as compared to $6.8 million and $19.8 million for the same periods last fiscal year. The $546,000 or 8.0% increase in interest income for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996 was attributable to increases in income recorded on loans, partially offset by a decrease in income from securities and interest earning deposits. The $1.8 million or 9.3% increase in interest income for the nine months ended March 31, 1997, as compared to the nine months ended March 31, 1996 was attributable to an increase in income recorded on loans, partially offset by a decrease in income from securities and interest-earning deposits.

Interest income from loans receivable increased by $950,000 or 17.2% and $3.0 million or 18.8% for the three and nine months ended March 31, 1997, respectively, as compared to the same periods last fiscal year due primarily to a higher average balance of loans outstanding during the respective periods. Average loans outstanding increased $55.7 million or 23.7% to $290.9 million for the quarter ended March 31, 1997 from $235.2 million for the same quarter last fiscal year and by $49.3 million or 21.4% to $279.6 million for the nine months ended March 31, 1997 from $230.4 million for the same nine month period last fiscal year.

Interest income from securities was $832,000 and $2.5 million for the three and nine months ended March 31, 1997, respectively, as compared to $939,000 and $3.3 million for the three and nine months ended March 31, 1996. The $107,000 or 11.4% decreases in interest income recorded on securities for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996 was attributable to a $160,000 prior period adjustment recorded during the quarter ended March 31, 1996, partially offset by the effect of a higher average balance of funds invested during the current quarter. The $712,000 or 21.9% decrease in interest income recorded on securities for the nine months ended March 31, 1997, as compared to the nine months ended March 31, 1996 was primarily attributable lower average balance of securities outstanding during the period. The average balances of securities decreased $13.8 million or 21.9% to $49.1 million for the nine months ended March 31, 1997 from $62.9 million for the nine month period last fiscal year.

Other interest income, which consists primarily of income from interest-earning deposits, decreased by $297,000 or 77.8% and by $430,000 or 65.7% for the three and nine months ended March 31, 1997, respectively, as compared to the same periods last fiscal year. The decreases in other interest income for the three and nine month periods were primarily attributable to reductions in the average balance of interest-earning deposits.

INTEREST EXPENSE. Interest expense was $3.5 million and $9.9 million for the three and nine months ended March 31, 1997, respectively, as compared to $3.1 million and $9.2 million for the same periods last fiscal year. The $442,000 or 14.4% and $672,000 or 7.3% increases in interest expense for the respective three and nine month periods were attributable to increases in interest paid on other borrowed funds partially offset by decreases in interest paid on deposits.

Interest expense on deposits decreased by $129,000 or 4.2% and $349,000 or 3.8% for the three and nine months ended March 31, 1997, respectively, as compared to the same periods last fiscal year. These decreases were primarily attributable to decreases in the average balance of deposits outstanding during the periods. Average deposits outstanding for the three months ended March 31, 1997 and 1996 were $276.2 million and $283.9 million, respectively, which represents a decrease of $7.8 million or 2.7%. Average deposits outstanding for the nine months ended March, 1997 and 1996 were $277.9 million and $285.9 million, respectively, which represents a decrease of $7.9 million or 2.8%.

Interest expense on borrowed funds increased by $571,000 and $1.0 million for the three and nine months ended March 31, 1997, respectively, as compared to the same periods last fiscal year. Interest expense on borrowed funds, which includes interest paid on FHLB advances, the Corporation's ESOP debt and other miscellaneous interest expenses, increased during the periods due primarily to an increase in the average amount of FHLB advances utilized during the period.

PROVISION FOR LOAN LOSSES. Provision for loan losses was $0 and $75,000 for the three and nine months ended March 31, 1997, respectively, as compared to $150,000 and $450,000 for the same periods last fiscal year. These decreases reflect the Corporation's policy of recording provisions for loan losses in amounts necessary to bring the total allowance for loan losses to a level deemed adequate to cover potential losses in the loan portfolio. In determining the appropriate level of allowance for loan losses, management considers historical loss experience, the present and prospective financial condition of borrowers, current and prospective economic conditions (particularly as they relate to markets where the Corporation originates loans), the status of non-performing assets, the estimated underlying value of the collateral and other factors related to the collectability of the loan portfolio.

OTHER OPERATING INCOME. Other operating income was $351,000 and $964,000 for the three and nine months ended March 31, 1997, respectively, as compared to $432,000 and $872,000 for the same periods last fiscal year. Other operating income includes loan origination fees and deposit service charges. Such income is recognized in proportion to the amount of loans originated and the volume of customer transactions processed. Accordingly, other operating income varies between periods due to fluctuations in the volumes of these activities.

OTHER OPERATING EXPENSES. Total other operating expenses were $2.2 million and $8.5 million for the three and nine months ended March 31, 1997, respectively, as compared to $2.4 million and $6.7 million for the same periods last fiscal year. The $219,000 or 9.1% reduction for the three months ended March 31, 1997, as compared to the same period last year is the result of reductions in compensation and employee benefits, professional fees and FDIC insurance premiums partially offset by increases in occupancy and equipment expenses data processing costs. The $1.8 million or 27.4% increase for the nine months ended March 31, 1997, as compared to the same period last fiscal year is primarily the result of the

$1.9 million one-time SAIF recapitalization assessment. Also contributing to this increase were increases in compensation and employee benefits, occupancy and equipment expenses and other operating costs, partially offset by reductions in professional fees.

Compensation and employee benefits decreased by $72,000 or 6.3% and for the three months ended March 31, 1997, as compared to the same period last fiscal year due primarily to reductions in staffing levels resulting from the Corporation choosing not to replace employees lost to normal attrition during the past few months due to the pending merger with Keystone Financial. For the nine months ended March 31, 1997, compensation and employee benefits increased by $120,000 or 3.7%, as compared to the same period last fiscal year, due primarily to the impact of higher stock prices on stock appreciation rights issued to former members of management pursuant to stock based incentive plans.

Occupancy and equipment expenses increased by $22,000 or 6.6% and $18,000 or 1.9% for the three and nine months ended March 31, 1997, respectively, as compared to the same periods last fiscal year as a result of increases in depreciation expense resulting from changes made during fiscal 1996 to the estimated remaining useful lives of certain computer equipment purchased in prior periods.

Federal deposit insurance premiums decreased by $30,000 for the three months ended March 31, 1997, and increased by $1.7 million for the nine months ended March 31, 1997. The decrease for the three months ended March 31, 1997, as compared to the same period last fiscal year, is the result of a reduction in the Bank's deposit insurance premiums which became effective in connection with the recapitalization of the SAIF. The increase for the nine months ended March 31, 1997, as compared to the same period last fiscal year is the result of the Bank's SAIF recapitalization assessment which amounted to $1.9 million ($1.2 million, net of income tax benefit) and was incurred during the three months ended September 30, 1996.

Data processing expenses increased by $2,000 or 2.0% and $6,000 or 2.0% for the three and nine months ended March 31, 1997, respectively, as compared to the same periods last fiscal year. These increases are primarily attributable to differences in the volume of transactions processed during the respective periods.

Professional fees decreased by $129,000 or 52.0% and $111,000 or 24.2% for the three and nine months ended March 31, 1997, respectively, as compared to the same periods last fiscal year as a result of lower levels of expenditures relating to a reduction in auditing, accounting and consulting expenses resulting from recent departmental reorganizations and systems conversions which reduced the Bank's utilization of outside sources for financial consulting.

Other expenses decreased by $12,000 or 2.9% for the three months ended March 31, 1997 as compared to the same periods last fiscal year due primarily to reductions in advertising and supplies expenses, partially offset by an increase in REO operating expenses. Other expenses increased by $74,000 or 6.2% for the nine months ended March 31, 1997, as compared to the same period last fiscal year due primarily to increases in REO operating expenses.

INCOME TAXES. For the three and nine months ended March 31, 1997 the Corporation recorded provisions for income taxes of $787,000 and $1.6 million as compared to $655,000 and $1.6 million for the same periods last fiscal year. These changes were due to different levels of pre-tax income recorded during the periods as compared to the corresponding periods last fiscal year. These provisions for income taxes reflect the Corporation's effective tax rate, which was approximately 38.0% for all periods.

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

LIQUIDITY AND CAPITAL RESOURCES

The Bank is required by the Office of Thrift Supervision (OTS) to maintain minimum levels of liquidity to assure its ability to meet demands for customers withdrawals and the repayment of short term borrowings. The liquidity requirement is calculated as a percentage of deposits and short-term borrowings, as defined by the OTS, and currently must be maintained at amounts not less than 5.0%. The Bank's liquidity ratios fluctuate depending primarily upon deposit flows but have been consistently maintained at levels in excess of the required percentage. At March 31, 1997, the Bank's liquidity ratio was approximately 6.49%. The sources of liquidity and capital resources discussed above are believed by management to be sufficient to fund outstanding loan commitments and meet other obligations.

Current regulatory requirements specify that the Bank and similar institutions must maintain tangible capital equal to 1.5% of adjusted totals assets, core capital equal to 3% of adjusted total assets and risk-based capital equal to 8% of risk-weighted assets. The Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC) have adopted more stringent core capital requirements which require that the most highly rated banks have a minimum core capital ratio of 3%, with an additional 100 to 200 basis point cushion required for all other banks as established by the regulator on a case-by-case basis. Both the FDIC and the OTS reserve the right to apply this higher standard to any insured financial institution when considering an institution's capital adequacy. At March 31, 1997, the Bank was in compliance with all regulatory capital requirements with tangible, core and risk-based capital ratios of 11.2%, 11.2% and 19.7%, respectively.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially effect the Corporation's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit 11  -  Statement re Computation of Net Income per Share of Common
   Stock.

b. Form 8-K - The Corporation filed a Form 8-K dated January 15, 1997 to report earnings for the second quarter of fiscal 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST FINANCIAL CORPORATION OF WESTERN MARYLAND



Date:  May 1, 1997         By:     /s/ Patrick J. Coyne
                           -------------------------------------
                           Patrick J. Coyne
                           Chairman of the Board
                           President and Chief Executive Officer

Date:  May 1, 1997         By:    /s/ William C. Marsh
                           -------------------------------------
                           William C. Marsh
                           Executive Vice President
                           Chief Financial Officer